Form 10-Q
period 2008-05-31
Dolat Ventures, Inc.
filed 2008-08-08
CIK 1436568

FORM 10-Q FOR PERIOD ENDING MAY 31, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-151570

DOLAT VENTURES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	Pending (IRS Employer Identification No.)

206, 21 Dover Point, SE
Calgary, Alberta, Canada T2B 3K4

 (Address of principal executive offices)

403- 870-4383

(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes        No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   Yes    X    No

6,600,000 shares of registrant’s common stock, $0.001 par value, were outstanding at July 20, 2008. Registrant has no other class of common equity.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          [X] Yes   [ ] No

PART I.

FINANCIAL INFORMATION

Item 1

Financial Statements.

Dolat Ventures, Inc.

(An Exploration Stage Company)

Financial Statements

May 31, 2008

(Unaudited)

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Dolat Ventures, Inc

(An Exploration Stage Company)

Balance Sheets

	May 31, 2008 -$-	February 29, 2008 -$-
	(Unaudited)
ASSETS
Current assets
Cash	7,660	20,289
Total current assets	7,660	20,289
Mineral property	1,394	1,394
Total assets	9,054	21,683

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	11,587	850
Total current liabilities	11,587	850

STOCKHOLDERS’ EQUITY (DEFICIT)

Common shares: $0.001 par value, 75,000,000 authorized, 6,600,000 issued and outstanding	6,600	6,600
Additional paid-In capital	22,400	22,400
Deficit accumulated during the exploration stage	(31,533)	(8,167)
Total stockholders’ equity (deficit)	(2,533)	20,833
Total liabilities and stockholders’ equity (deficit)	9,054	21,683

(See Accompanying Notes to the financial statements)

Dolat Ventures, Inc

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended May 31, 2008 $	Three Months Ended May 31, 2007 $	Period From April 13, 2006 (inception) to May 31, 2008 $

Expenses
Mineral property expenditures	1,557	-	8,091
General and administrative (Note 3)	2,222	19	3,855
Professional fees	19,587	-	19,587
Net loss	(23,366)	(19)	(31,533)

Net loss per share – basic and diluted	(0.00)	(0.00)
Weighted average shares outstanding – basic and diluted	6,600,000	6,600,000

(See Accompanying Notes to the financial statements)

Dolat Ventures, Inc

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31, 2008 $	Three Months Ended May 31, 2007 $	Period From April 13, 2006 (inception) to May 31, 2008 $
Cash flows from operating activities
Net loss	(23,366)	(19)	(31,533)

Change in operating assets and liabilities
Accounts payables and accrued liabilities	10,737	-	11,587

Net cash used In operating activities	(12,629)	(19)	(19,946)

Cash flows from investing activities
Mineral property acquisition	-	(394)	(1,394)

Net cash provided by investing activities	-	(394)	(1,394)

Cash flows from financing activities
Common stock issued for cash	-	-	29,000

Net cash provided by financing activities	-	-	29,000

Net increase (decrease) in cash	(12,629)	(413)	7,660

Cash – beginning of period	20,289	22,932	-

Cash – end of period	7,660	22,519	7,660

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Accompanying Notes to the financial statements)

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended February 29, 2008 included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form S-1. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

Note 2:  Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. Management plans to raise cash from public or private debt or equity financing on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

Note 3:  Related Party Transactions

For the period ended May 31, 2008 the Company paid a total of $2,000 to the Company’s sole officer for administrative services rendered to the Company.

Item 2.

Management's Discussion and Analysis of Financial Conditions and Results of Operations.

We are an exploration stage enterprise and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly we must raise cash from sources other than the sale of minerals found on our property. Our only other source of cash at this time is advances from our officer and director and investment by others through loans or sale of our common equity. Our success or failure will be determined by what we find under the ground.

Plan of Operation

About Our Claims and Our Company

We were incorporated on April 13, 2006 in the state of Nevada.  We intend to engage in the business of mineral property exploration.

On October 4, 2006, we acquired our first claim for a property called the Paula Property. On December 11, 2006, we staked two additional claims on the Paula Property. Therefore, we have acquired a 100% interest in 3 map-staked claims of the Paula Property covering 2,707.4 acres (1,096 hectares). In December 2006, we retained John Ostler, M.Sc., P. Geo. of Cassiar East Yukon Expediting Ltd., an independent professional geoscientist, to prepare a technical report on the property which was completed in November 2007 and amended on April 20, 2008. Our objective is to conduct mineral exploration activities on the Paula Property in order to assess whether it possesses economic reserves of copper, gold and silver.

Mineral property exploration is typically conducted in phases.  Our geologist, based on the results from the most recent phase of technical and area review, recommends the exploration work.  We have not yet commenced the initial phase of exploration on the Paula Property.  Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program.  Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.  The Paula Property is currently our sole exploration target.  We have no current plans to acquire interests in additional mineral properties, although we may consider such acquisitions in the future.

Exploration Plan

Based on his review, Mr. Ostler concluded that further exploration work on the Paula Property is recommended. He bases this decision on the fact that the mineralization at the Paula Property area is of the Noranda/Kuroko type massive sulphide

Mr. Ostler recommends that a multi-phase program of exploration be conducted on the Paula Property. Because of the lack of previous work in the property area, we would commence the exploration with an initial phase of prospecting and 1:10,000-scale geological mapping. Focus should be on locating both of the strike extensions of the argillite layer that hosts mineralization at the Ivor showings. In a mapping and sampling program, the geologist  would be responsible for making observations regarding property rock formations, plotting data on property maps and choosing sample locations.

The subdued topography of most of the property area would make soil geochemical and induced polarization surveys most useful during a subsequent phase of work. Also during a second phase of exploration, mineral showings that were discovered during the first phase of mapping and prospecting should be trenched and sampled. In our initial two phases of exploration, we anticipate using sample bags, metal sample tags, record books, sample cards, flagging materials and maps.

If results of the aforementioned surface work are sufficiently positive, Mr. Ostler recommends that more intrusive programs, such as machine trenching and drilling should be conducted. Each subsequent phase of exploration should be contingent upon reasonable encouragement for success gained from the results of previous phases of work.

Mr. Ostler proposes the following budget for this initial phase of exploration:

Item
Wages:
Geologist @ $US408 /day
10 days field work + 7 days reporting	$6,936
Prospector @ $US306)
(10 days field work	3,060
	9,996	$9,996
Transport:
Truck; 10 days @ $US102 /day	1,020
Gasoline and oil	408
	1,428	1,428
Camp Supplies and Communications:
Satellite phone; 1 month @ $US1,530/month	1,530
Fly camp rental including tools and chain saw;
0.33 month @ $US816/month	272
Camp supplies	204
	2,006	2,006
Crew Costs:
Hotel; 2 nights @ $US80.40/night	163
Camp food and restaurant meals	612
	775	775
Reporting Costs:
Analysis of 30 rock samples @ $US51/sample	1,530
Office costs	204
	1,734	1,734
Taxes (5% of previous items)		757
		16,696
Contingency; 10.8% of itemized budget		1,804
TOTAL		$18,500

We intend to have Mr. Ostler oversee the exploration of our Paula Property.  We intend to commence the phase one program in May 2009 (due to the unavailability of Mr. Ostler and his replacement) and expect that the program will take about one month to complete.  We will need to raise additional financing to cover those costs through the sale of our common stock, although we currently do not have any specific financing arranged

After the completion of the exploration program, we will have our consulting geologist prepare a report discussing the results and conclusions of the program.  We will also ask him to provide us with a recommendation for additional exploration work on the Paula Property, which may include a soil geochemical survey. Subject to financing, we expect to commence the second phase of exploration on the Paula Property in the fall of 2009.

Results of Operations

We did not earn any revenues for the three months ended May 31, 2008 and from inception on April 13, 2006 to May 31, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $23,366 for the three months ended May 31, 2008, and total operating expenses in the amount of $31,533 from inception on April 13, 2006.  These operating expenses comprised mainly of accounting and legal expenses of $19,587 for the three months ended May 31, 2008.

Liquidity and Capital Resources

As at May 31, 2008, we had a cash balance of $7,660.

We do not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase One or Phase Two. In the absence of such financing, our business will fail.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•

our ability to raise additional funding;

•

the results of our proposed exploration programs on the mineral property; and

•

our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program, and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Accounting and Audit Plan

Our independent auditor is expected to charge approximately $1,000 to review our quarterly financial statements and approximately $4,000 to audit our annual financial statements. In the next twelve months, management anticipates spending approximately $7,000.

Legal Expense Plan

Management expects to incur legal costs of approximately $500 per quarter to support three quarterly 10-Q filings and $1,000 to support one annual 10-K filing. In the next twelve months, management anticipates spending approximately $2,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Qualitative and Quantitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Controls and Procedures over Financial Reporting

 We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.

Exhibits

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation*

3.2*	Bylaws*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DOLAT VENTURES, INC.
(Registrant)

Date: July 20, 2008

By: /s/ Nigar Lila

Nigar Lila
Principal Executive Officer
Principal Financial Officer and Director