Form 10-Q
period 2008-08-31
Dolat Ventures, Inc.
filed 2008-10-07
CIK 1436568

+FORM 10-Q FOR PERIOD ENDING AUGUST 31, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

PART I.

FINANCIAL INFORMATION

Item 1

Financial Statements.

Dolat Ventures, Inc.

(An Exploration Stage Company)

Financial Statements

August 31, 2008

(Unaudited)

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Dolat Ventures, Inc

(An Exploration Stage Company)

Balance Sheets

	August 31, 2008 -$-	February 29, 2008 -$-
	(Unaudited)
ASSETS
Current assets
Cash	12,111	20,289
Total current assets	12,111	20,289
Mineral property	1,394	1,394
Total assets	13,505	21,683

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	21,408	850
Advances payable	8,250	-
Total current liabilities	29,658	850

STOCKHOLDERS’ EQUITY (DEFICIT)

Common shares: $0.001 par value, 75,000,000 authorized, 6,600,000 issued and outstanding	6,600	6,600
Additional paid-In capital	22,400	22,400
Deficit accumulated during the exploration stage	(45,153)	(8,167)
Total stockholders’ equity (deficit)	(16,153)	20,833
Total liabilities and stockholders’ equity (deficit)	13,505	21,683

(See Notes to the Financial Statements)

Dolat Ventures, Inc

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended August 31, 2008 $	For the Three Months Ended August 31, 2007 $	For the Six Months Ended August 31, 2008 $	For the Six Months Ended August 31, 2007 $	Period From April 13, 2006 (inception) to August 31, 2008 $

Expenses
Mineral property expenditures	1,015	-	2,572	-	9,106
General and administrative	7,512	18	9,734	37	11,367
Professional fees	5,093	-	24,680	-	24,680
Net loss	(13,620)	(18)	(36,986)	(37)	(45,153)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding – basic and diluted	6,600,000	6,600,000	6,600,000	6,600,000

(See Notes to the Financial Statements)

Dolat Ventures, Inc

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended August 31, 2008 $	For the Six Months Ended August 31, 2007 $	Period From April 13, 2006 (inception) to August 31, 2008 $
Cash flows from operating activities
Net loss	(36,986)	(37)	(45,153)

Change in operating assets and liabilities
Accounts payables and accrued liabilities	20,558	-	21,408

Net cash used In operating activities	(16,428)	(37)	(23,745)

Cash flows from investing activities
Mineral property acquisition	-	(394)	(1,394)

Net cash provided by investing activities	-	(394)	(1,394)

Cash flows from financing activities
Common stock issued for cash	-	-	29,000
Advances payables	8,250	-	8,250
Net cash provided by financing activities	8,250	-	37,250

Net increase (decrease) in cash	(8,178)	(431)	12,111

Cash – beginning of period	20,289	22,932	-

Cash – end of period	12,111	22,501	12,111

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Notes to the Financial Statements)

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended February 29, 2008 included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form S-1. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

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

Note 3:  Related Party Transactions

For the period ended August 31, 2008 the Company paid a total of $2,500 to the Company’s sole officer for administrative services rendered to the Company.

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

On July 31, 2008, we paid $1,015 to keep our two main claims in good standing to December 11, 2008 and we re-stake the third claim which is in good standing until September 1, 2009.

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

We intend to have Mr. Ostler oversee the exploration of our Paula Property.  We intend to commence the phase one program in May 2009 (due to the unavailability of Mr. Ostler and change in weather conditions) and expect that the program will take about one month to complete.  We will need to raise additional financing to cover those costs through the sale of our common stock, although we currently do not have any specific financing arranged

After the completion of the exploration program, we will have our consulting geologist prepare a report discussing the results and conclusions of the program.  We will also ask him to provide us with a recommendation for additional exploration work on the Paula Property, which may include a soil geochemical survey. Subject to financing, we expect to commence the second phase of exploration on the Paula Property in the summer of 2009.

Results of Operations

We did not earn any revenues for the six months ended August 31, 2008 and from inception on April 13, 2006 to August 31, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended August 31, 2008, we incurred operating expenses in the amount of $13,620. which mainly comprised of general and administrative expenses totaling $7,512 and professional fees totaling $5,093. For the six months ended August 31, 2008, we have incurred a total operating expense in the amount of $36,986 which mainly comprises of professional fees totaling $24,680 and general and administrative expenses totaling $9,734. From inception on April 13, 2006 to August 31, 2008, we have incurred operating expenses totaling in the amount of $45,153

Liquidity and Capital Resources

As at August 31, 2008, we had a cash balance of $12,111.

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

Due to our lack of operating history and present inability to generate revenues, our auditors have included an explanatory paragraph in their audit opinion for the February 29, 2008 financial statements that raises a substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program, and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

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

Controls and Procedures over Financial Reporting

Additionally, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

Date: October 6, 2008

By: /s/ Nigar Lila

Nigar Lila
Principal Executive Officer
Principal Financial Officer and Director