Form 10-Q
period 2008-11-30
Dolat Ventures, Inc.
filed 2009-01-12
CIK 1436568

+FORM 10-Q FOR PERIOD ENDING NOVEMBER 30, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-151570

DOLAT VENTURES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	Pending (IRS Employer Identification No.)

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

6,600,000 shares of registrant’s common stock, $0.001 par value, were outstanding at January 10, 2009. Registrant has no other class of common equity.

PART I.

FINANCIAL INFORMATION

Item 1

Financial Statements.

Dolat Ventures, Inc.

(An Exploration Stage Company)

Financial Statements

November 30, 2008

(Unaudited)

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Dolat Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	November 30, 2008 -$-	February 29, 2008 -$-
	(Unaudited)
ASSETS
Current assets
Cash	6,057	20,289
Total current assets	6,057	20,289
Mineral property	-	1,394
Total assets	6,057	21,683

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	1,240	850
Related party advances payable	23,893	-
Total current liabilities	25,133	850

STOCKHOLDERS’ EQUITY (DEFICIT)

Common shares: $0.001 par value, 75,000,000 authorized, 6,600,000 issued and outstanding as of November 30, 2008 and February 29, 2008 respectively.	6,600	6,600
Additional paid-In capital	22,400	22,400
Deficit accumulated during the exploration stage	(48,076)	(8,167)
Total stockholders’ equity (deficit)	(19,076)	20,833
Total liabilities and stockholders’ equity (deficit)	6,057	21,683

(See Notes to the Financial Statements)

Dolat Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months		Period From April 13, 2006 (inception) to
	Ended November 30		Ended November 30		November 30,
	2008	2007	2008	2007	2008
	$	$	$	$	$

Expenses
Mineral property expenditures	1,507	2,174	4,079	2,174	10,613
General and administrative	216	19	9,950	56	11,583
Professional fees	1,200	-	25,880	-	25,880
Net loss	(2,923)	(2,193)	(39,909)	(2,230)	(48,076)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average shares outstanding – basic and diluted	6,600,000	6,600,000	6,600,000	6,600,000

(See Notes to the Financial Statements)

Dolat Ventures, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months		Period From April 13, 2006 (inception) to
	Ended November 30,		November 30,
	2008	2007	2008
	$	$	$
Cash flows from operating activities
Net loss	(39,909)	(2,230)	(48,076)
Items not involving cash:
Mineral property impairment	1,394	-	1,394
Change in operating assets and liabilities
Accounts payables and accrued liabilities	390	-	1,240

Net cash used In operating activities	(38,125)	(2,230)	(45,442)

Cash flows from investing activities
Mineral property acquisition	-	(394)	(1,394)

Net cash provided by investing activities	-	(394)	(1,394)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	-	29,000
Proceeds from related party advances payables	23,893	-	23,893
Net cash provided by financing activities	23,893	-	52,893

Net increase (decrease) in cash	(14,232)	(2,624)	6,057

Cash – beginning of period	20,289	22,932	-

Cash – end of period	6,057	20,308	6,057

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Notes to the Financial Statements)

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2008
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended February 29, 2008 included in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form S-1. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.

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

Note 3:  Related Party Advances Payable

As at November 30, 2008 the Company received $23,893 from associates of the Company’s management. These advances are unsecured and non-interest bearing.

Note 4:  Related Party Transactions

For the period ended November 30, 2008 the Company paid a total of $2,500 to the Company’s sole officer for administrative services rendered to the Company.

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

On October 4, 2006, we acquired our first claim for a property called the Paula Property. On December 11, 2006, we staked two additional claims on the Paula Property. We paid $2,522 to keep our two main claims in good standing to December 11, 2008.

In September 2008, we re-stake the one of the claims for $113 and the claim is in good standing until September 1, 2009. On December 11, 2008, we forfeited the two claims and re-stake 16 cell claim covering 324.8 hectares at a cost of $129. Both the claims are held on our behalf by Jabeen Boga. The showings per our independent geologist have been retained to conduct our exploration program.

Name	Claim Number	Good Standing	Hectares
Paula	590616	December 12, 2009	324.8
Paula 1	59600	September 1, 2009	324.8
			649.6

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

Results of Operations

We did not earn any revenues for the nine months ended November 30, 2008 and from inception on April 13, 2006 to November 30, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended November 30, 2008, we incurred operating expenses in the amount of $2,923 which mainly comprised of professional fees totaling $1,200 and mineral property costs totaling $1,507. For the nine months ended November 30, 2008, we have incurred a total operating expense in the amount of $39,909 which mainly comprises of professional fees totaling $25,880 and general and administrative expenses totaling $9,950. From inception on April 13, 2006 to November 30, 2008, we have incurred operating expenses totaling in the amount of $48,076.

Liquidity and Capital Resources

As at November 30, 2008, we had a cash balance of $6,057.

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

Controls and Procedures over Financial Reporting

Additionally, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken

PART II - OTHER INFORMATION

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

Date: January 6, 2009

By: /s/ Nigar Lila

Nigar Lila
Principal Executive Officer
Principal Financial Officer and Director