Form 10-Q/A
period 2008-05-31
Dolat Ventures, Inc.
filed 2009-01-16
CIK 1436568

FORM 10-Q FOR PERIOD ENDING MAY 31, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Dolat Ventures, Inc. (the “Company”) for the period ended May 31, 2008, as filed by the Company (the “Original Filing”). This Amendment to the Quarterly Report is being filed solely to amend state of incorporation to State of Nevada as shown on Page 1 of the Form 10Q.  This Amendment does not alter or affect any other part or any other information originally set forth in the Original Filing.

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

Date: January 12, 2009

By: /s/ Nigar Lila

Nigar Lila
Principal Executive Officer
Principal Financial Officer and Director