Form 10-Q/A
period 2008-08-31
Dolat Ventures, Inc.
filed 2009-01-16
CIK 1436568

FORM 10-Q FOR PERIOD ENDING AUGUST 31, 2008

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Dolat Ventures, Inc. (the “Company”) for the period ended August 31, 2008 (the “Original Filing”). This Amendment to the Quarterly Report is being filed solely to amend state of incorporation to State of Nevada as shown on Page 1 of the Form 10Q.  This Amendment does not alter or affect any other part or any other information originally set forth in the Original Filing.

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