Form 10-K
period 2008-02-29
Dolat Ventures, Inc.
filed 2009-05-08
CIK 1436568

FORM 10-K FOR PERIOD ENDING FEBRUARY 28, 2009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-151570

DOLAT VENTURES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	Pending (IRS Employer Identification No.)

206, 21 Dover Point, SE
Calgary, Alberta, Canada T2B 3K4

 (Address of principal executive offices)

403- 870-4383 / 604-418-0397

(Registrant’s telephone number)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act   Yes [   ]   No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act       Yes [   ]   No [X].

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X      No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes    X    No

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 6,600,000 common shares at $0.02* = $132,000. (* - last price at which the Corporation offered stock for sale under its S-1 registration statement.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 6,600,000 common shares issued and outstanding as of May 5, 2009.

Transitional Small Business Disclosure Format (Check one):

Yes [   ]    No [X]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to shareholders; (2) Any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

Exhibits incorporated by reference are referred under Part IV.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                [X] Yes   [ ] No

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes No

2

TABLE OF CONTENTS

PART 1
Item 1	Description of Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Part II
Item 5	Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosure of Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A(T)	Controls and Procedures
Item 9B	Other Information
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
PART IV
Item 14	Principal Accountant Fees and Services
Part 15	Exhibits, Financial Statements and Schedules

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 7, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Dolat" mean Dolat Ventures, Inc. unless otherwise indicated.

PART I

Item 1. Description of Business.

Overview

We were incorporated on April 13, 2006 in the state of Nevada.  We intend to engage in the business of mineral property exploration and have not started operations or generated or realized any revenues from our business operations. Our principal offices are located at 2280 – 68th Street NE, Calgary, Alberta T1Y 7M1. Our telephone number is (403) 870-4383 or (604) 418-0397.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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

Our Current Business – Mineral Exploration

On October 4, 2006, we acquired our first claim for a property called the Paula Property. On December 11, 2006, we staked two additional claims on the Paula Property. We paid $2,522 to keep our two main claims in good standing to December 11, 2008.

In September 2008, we re-staked the one of the claims for $113 and the claim is in good standing until September 1, 2009. On December 11, 2008, we forfeited the two claims and re-stake 16 cell claim covering 324.8 hectares at a cost of $129. Both the claims are held on our behalf by Jabeen Boga, a former director of our Company.. The showings per our independent geologist have been retained to conduct our exploration program.

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

Since we became a reporting company it is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   We have no website at this time.

Our Proposed Exploration Program – Plan of Operation

Our initial plan as filed in our S-1 registration statement on November 14, 2007, calls for performing exploration work on the Paula Property of approximately $20,000. Due to unavailability of professional geologist or engineers, specifically Mr. Ostler, we plan to commence the first phase in June/July 2009, and expect that the program will take approximately one month to complete. We do not have the funds to cover the costs of the program from our existing cash reserve and we will require additional funding through the sale of our common stock. Presently we do not have any specific financing arranged.

We have further information about our property, please see Item 2, Property.

Item 1A   Risk Factors

Risks Associated with Dolat Ventures, Inc., Our Financial Condition and Our Business Model

Risks and Uncertainties

An investment in our common stock involves a number of very significant risks. The primary risk that we face over the long term is that the Paula Property Claim may not contain a commercially viable mineral deposit, which will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals. In addition, you should carefully consider the following known material risks and uncertainties in addition to other information in this report in evaluating the Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following known material risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations.

We are n exploration stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on April 13, 2006 and we have not started our proposed business or realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $48,961. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•

our ability to find a profitable exploration property;

•

our ability to generate revenues; and

•

our ability to reduce exploration costs.

Based upon current plans, we expect to incur losses in future periods. This will happen because there are expenses associated with the exploration of our optioned property. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Furthermore, prior to completion of our exploration program, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to continue incurring significant losses in the foreseeable future. We recognize that if we are unable to generate significant revenues from the development of our property and any production of minerals from the claim, we will not be able to earn profits or continue operations.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

Very few mineral properties are ultimately developed into producing mines.

The business of exploration for minerals and mining involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines. At present, the Paula Property has no known body of commercially viable deposits of mineralization. Most exploration projects do not result in the discovery of commercially viable deposits of mineralization.

Substantial expenditures are required for us to establish mineralization reserves through drilling, to develop metallurgical processes, to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining.

Although substantial benefits may be derived from the discovery of a major mineral deposit, we cannot assure you that we will discover minerals in sufficient quantities to justify commercial operations or that we can obtain the funds required for development on a timely basis. The economics of developing precious and base metal mineral properties is affected by many factors including the cost of operations, variations in the grade of mined ore, fluctuations in metal markets, costs of processing equipment and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection.

We require substantial funds merely to determine if mineral reserves exist on our optioned property.

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to:

•

Costs of bringing the property into production including exploration work, preparation of production feasibility studies and construction of production facilities;

•

Availability and costs of financing;

•

Ongoing costs of production;

•

Market prices for the products to be produced;

•

Environmental compliance regulations and restraints; and

•

Political climate and/or governmental regulation and control.

Mineral exploration involves a high degree of risk against which we are not currently insured.

Unusual or unexpected rock formations, formation pressures, fires, power outages, labor disruptions, flooding, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the operation of mines and the conduct of our exploration program. It is not always possible to fully insure against such risks and we may decide not to take out insurance against such risks as a result of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of our shares of common stock.

If we do not obtain additional financing, our business will fail.

As of February 28, 2009, we had cash on hand of $3,597. We anticipate that we will need to incur significant expenses in connection with the exploration of the Paula Property, plus company operation expenses. Although we do not have sufficient funds to conduct the planned exploration programs, which we estimated to cost $24,000, our director and her associates may advance the funds to complete the program. If the results of the program are successful, we will need additional funds to complete the next phase of our exploration program. Even after completing these two phases, we will not know if we have a commercially viable mineral deposit.

We do not anticipate generating any revenue for the foreseeable future. Should we require additional funds, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Paula Property. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company.

We may not be able implement our plans without obtaining additional financing. If this financing is not available or obtainable, investors may lose a substantial portion or all of their investment. If adequate funds are not available to satisfy our immediate or intermediate capital requirements, we will limit our operations significantly. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. The most likely source of future funds presently available to us is through the sale of additional shares of common stock, which could result in dilution to existing shareholders.

As we undertake exploration of our property, we will be subject to certain existing and future government regulations, which may increase the anticipated time and cost of our exploration program and may require permits and licenses that we may be unable to obtain.

There are several governmental regulations that materially restrict the exploration of minerals, including the Mineral Tenure Act of the Province of British Columbia and we may be required to obtain licenses, work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program and there can be no assurance that we will be able to obtain all necessary licenses and permits that may be required to conduct exploration, development and mining operations.

In addition, our operations may be subject to new environmental regulations promulgated by government agencies from time to time. Environmental legislation provides for restrictions and prohibitions on spills, and release or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas, which would result in environmental pollution. A breach of such legislation may result in the imposition of fines and penalties. Environmental legislation is evolving in a manner which means that standards, enforcement, fines and penalties for non-compliance are more stringent.

Furthermore, certain types of operations require the submission and approval of environmental impact assessments. Environmental impact assessments of proposed projects carry a heightened degree of responsibility for the Company and our directors, officers and consultants. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of our operations. The Company carries no environmental liability insurance.

Because market factors in the mining business are out of our control, we may not be able to market any minerals that may be found.

We can provide no assurance that we will discover minerals, and even if we discover minerals that a ready market will exist for such minerals. Numerous factors beyond our control may affect the marketability of minerals, including market fluctuations; the proximity and capacity of natural resource markets and processing equipment; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

If we do not obtain clear title to the Paula Property, our business may fail.

 Under British Columbia law, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Since we are a Nevada corporation we are not legally allowed to hold claims in British Columbia. Accordingly, the Paula Property is being held in trust for us by our former director. If we confirm economically viable deposits of gold on the claims, we will incorporate a British Columbia subsidiary to hold title such claim and our former director will transfer the claims to the subsidiary. Until we can confirm viable gold deposits, she is holding the claims in trust for us by means of a trust agreement. However, there could be situations such as the death of our former director that could prevent us from obtaining clear title to such claim

If we fail to make required payments or expenditures, we could lose title to our Property.

In order to maintain the tenures in good standing we are required to coordinate an agent to perform and record valid exploration work with a value of CDN $4 per hectare in anniversary years 1, 2, and 3 and CDN $8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of the work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of our title to the claims.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all phases. We will compete with many companies possessing greater financial resources and technical facilities for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees. We cannot assure you that we will be able to compete successfully with any of these companies.

Our management has only limited experience in resource exploration.

Our management, while experienced in business operations, has only limited experience in resource exploration. None of our directors or officers has any significant technical training or experience in resource exploration or mining. We rely on the opinions of consulting geologists that we retain from time to time for specific exploration projects or property reviews. As a result of management’s inexperience, we face a greater risk of being unable to achieve profitability or complete our business plan.

There is substantial doubt as to our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern Our business condition, as indicated in our independent accountant’s audit report as at April 29, 2009 for the year ended February 28, 2009 raises substantial doubt as to whether we can continue as a going concern. To date, we have completed only part of our business plan and we cannot assure you that we will be able to generate enough revenue to achieve profitability. At this time, we cannot predict with any degree of certainty the potential success of our business. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Because our officer and director has other outside business activities and may not be in a position to devote a majority of her time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

 Our management team devotes approximately 24 hours per month, to our business.  As a consequence of the limited devotion of time to the affairs of our Company expected from management, our business may suffer.  For example, because our officer and director has other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

Because we hold all of our cash reserves in United States dollars, we may experience weakened purchasing power in Canadian dollar terms and may not be able to afford to conduct our planned exploration program.

We hold all of our cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains and losses in Canadian dollar terms. If there was to be a significant decline in the United States dollar versus the Canadian dollar, our United States dollar purchasing power in Canadian dollars would also significantly decline. If there is a significant decline in the United States dollar we would not be able to afford to conduct our planned exploration program. We have not entered into derivative instruments to offset the impact of foreign exchange rate fluctuations.

Any additional funding we arrange through the sale of our common stock will result in dilution to existing shareholders.

We will require additional capital in order to achieve our business plan. Our most likely source of additional capital will be through the sale of additional shares of common stock. The sale of additional shares of common stock will result in dilution to our existing stockholders and will negatively affect the value of an investor’s shares.

Estimates of proven and probable reserves are uncertain.

Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other sampling techniques. Mineral producers use feasibility studies to derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, comparable facility, equipment, and operating costs, and other factors. Actual cash operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change. At present, the Paula Property has no known body of commercial mineralization.

Risks Relating To Our Common Stock

Because our director and major shareholder own 60.6% of our outstanding common stock, she will make and control corporate decisions that may be disadvantageous to minority shareholders.

Our director and major shareholder owns approximately 60.6% of the outstanding shares of our common stock. Accordingly, she will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and a change in control. The interests of our director may differ from the interests of our other stockholders and thus result in corporate decisions that are disadvantageous to our other shareholders.

The costs to meet our reporting and other requirements as a public company subject to the Securities Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934, therefore, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases, but lower during the first year of being public, because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and available resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

Our common stock is classed as a “penny stock”. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in transactions involving a “penny stock.” The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-K for the fiscal year ended after December 15, 2009, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Corporation Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We have not yet commenced compiling the system and process documentation and performing the evaluation needed to comply with Section 404 due to the high costs and challenges. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, we may identify one or more material weaknesses in our internal control over financial reporting, in which case we may not be able to assert that our internal controls are designed and operating effectively. If we are unable to assert that our internal control over financial reporting is effective as of December 15, 2009 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons.

Because we are small and poorly capitalized, we must limit our exploration. This may prevent us from realizing any revenues and you may lose your investment as a result.

Because we are small and do not have much capital, we must limit the time and money we expend on exploration of interests on the optioned property. In particular, we may not:

•

spend as much money as we would like to explore the property on which we own or share mining interests;

•

devote the time we would like to explore the property on which we own or share mining interests.;

•

rent the quality of equipment we would like to have for exploration;

•

have the number of people working on the property on which we own or share mining interests that we would like to have.

By limiting our operations, it may take longer and cost more to explore our optioned property and decrease the likelihood of finding minerals, if they exist.

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

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

Name	Claim Number	Good Standing	Hectares
Paula	590616	September 1, 2009	324.8
Paula 1	596000	December 12, 2009	324.8
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

DESCRIPTION, LOCATION AND ACCESS

The southern and central parts of the Paula Property are located on mostly gentle slopes surrounding the peak of Mount Mobley. Its northwestern part covers the steep southwestern slopes of the Scotch Creek valley. The Paula Property is located in the Shuswap Highland of the southern Interior Plateau of southern British Columbia. Elevations range from 6,776 ft. (2,065.3 m) at the peak of Mount Mobley in the western part of the property to about 3,700 ft. (1,127.8 m) at the property’s northwestern corner.

The locations of the property center and significant exploration areas within the Paula Property are as follows:

Center of Entity	U.T.M. Co-ordinates	Longitude and Latitude
Property center	5,662,367N., 343,475 E.	51E 05’ 29’’ N. 119E 14’ 47’’ W.
Aeromagnetic high	5,661,845 N. 344,700 E.	51E 05’ 38’’ N. 119E 14’ 20’’ W.
Ivor trenches	5,662,647 N. 343,232 E.	51E 05’ 19’’ N. 119E 13’ 03’’ W.

Although the boundaries of the Paula Property have not been surveyed and their exact positions have not been defined on the ground, those positions have been defined precisely on the provincial mineral tenure grid. Consequently, there is no legal uncertainty regarding the location and the area covered by the Paula Claims.

There is no private land or aboriginal homeland on or adjacent to the property and there is no plant or equipment, inventory, mine or mill structure of any value on the property.

Adequate fresh water for a small mining operation could be pumped up from a reservoir constructed on the creek located about 1.2 mi (2 km) northeast of the property. That water would have to be pumped up through an elevation difference of about 1,700 ft (518.2 m). A large mining operation would require water to be pumped up from Scotch Creek, located about 2.1 mi (3.5 km) north of, and about 3,700 ft. (1,127.7 m) downhill from, the peak of Mount Mobley.

The southeastern part of the Paula Property is covered with extensive alpine meadows that host widely spaced clumps of dwarfed pine and spruce trees. The northwestern part of it hosts a second-growth forest of spruce, pine, fit and cedar. There is little timber suitable for mining on the property. However, timber is available from the many saw mills operating throughout the region.

A trunk power transmission line runs along the Scotch Creek valley. Its nearest point is about 2.4 mi (4 km) northeast of the peak of Mount Mobley. If that line could not be accessed, power would have to be generated on site.

The Paula Property straddles a rounded ridge that connects Mount Mobley near its northeastern end with Crowfoot Mountain at its southwestern end. Terrain on the ridge is comprised mostly of gently undulating slopes. Rock outcrop is sparse southeast of the peak and reasonably abundant on the steeper slopes northwest of it.

Soil profiles on most of the Paula Property are sufficiently well developed for soil geochemical surveys to be successful in identifying areas of anomalous metal concentrations. Soil surveys have been used successfully during previous exploration programs in the area.

The region around the property has hot dry summers and cool winters with moderate snow and rainfall. The property is clear of snow from May to November. The closest weather station to the property is at Salmon Arm, British Columbia located on B.C. Highway 1 (the Trans-Canada Highway), a few miles east of Chase, B.C.

Geological Report

We have obtained a geological report on the Paula Property that was prepared by Mr. John Ostler, a professional geologist, of Vancouver, BC. We commissioned the report in December 2006 and in October 2007, we requested Mr. Ostler to update the report. The geological report summarizes the results of exploration on the Paula Property and makes a recommendation for further exploration work.

Mr. Ostler completed the updated and amended report on April 20, 2008. His report is based upon a review of exploration data filed with the government of British Columbia. Mr. Ostler did not attend the property or conduct any exploration as part of its report preparation.

In his report, Mr. Ostler concludes that further exploration work on the Paula Property is recommended. He bases this decision on the fact that the Mineralization at the Paula Property area is of the Noranda/Kuroko type massive sulphide. Also, samples taken from Paula Property had elevated metal contents. Samples taken in 1989 contained: 0.72% lead and 10.15% zinc. A mineralized boulder found west of the trench contained 1.08% lead and 5.0% zinc. A sample taken from the trench in 1993 contained: 4.4 gm/mt (0.128 oz/ton) silver, 0.02% copper, 0.85% lead and in excess of 1.0% zinc. Also taken from the boulder that was exposed about 180 ft (55 m) west-northwest of the trench contained: a trace of silver, 0.004% copper, 0.063% lead, and 0.075% zinc. The most important was sample 761022 which exceeded the 95th centile for all samples in the regional survey in copper, cobalt and gold. It exceeded the 90th centile in lead and the 70th centile in zinc. Sample 761022 was taken down slope from the aeromagnetic anomaly in the property.

Exploration Plan

Based on his review, Mr. Ostler concluded that further exploration work on the Paula Property is recommended. He bases this decision on the fact that the mineralization at the Paula Property area is of the Noranda/Kuroko type massive sulphides.

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

We intend to have Mr. Ostler oversee the exploration of our Paula Property.  We intend to commence the phase one program in July 2009 (in Year 2008, Mr. Ostler was unavailable and weather conditions unsuitable) and expect that the program will take about one month to complete.  We will need to raise additional financing to cover those costs through the sale of our common stock, although we currently do not have any specific financing arranged.

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs.  Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environmental laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

During the current year, no matters were brought before the securities holders for voted thereon.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since March 13, 2009 our shares have been listed for trading on the OTC Electronic Bulletin Board (OTCBB). The symbol is DOLV. There has been no active trading of our securities, and, therefore, no high and low bid pricing.

The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

On April 18, 2009, the shareholders' list of our common shares showed 29 registered shareholders holding 6,600,000 shares; there are no shares held by broker-dealers. 4,000,000 shares are owned by Ms. Lila, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Our common shares are issued in registered form. Empire Stock Transfer Co., Inc., of 2470 St. Rose Parkway, Henderson, NV 89074 is our stock transfer agent. They can be contacted by telephone at (702) 818-5898 and by facsimile at (702) 974-1444.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Section 15 (g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; and the customers rights and remedies in causes of fraud in penny stock transactions.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance hereunder.

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended February 28, 2009.

Item 6. Selected Financial Data

In addition to reading this section, you should read the financial statements section which contains all detailed financial information including our results of operations.

Statement of Operations Information:

	Year Ended February 28, 2009	Year Ended February 29, 2008
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	40,794	3,099
Net income (loss)	(40,794)	(3,099)
Income (loss) per share (basic and diluted)	(0.01)	(0.00)

Balance Sheet Information:

	Year Ended February 28, 2009	Year Ended February 29, 2008
Working capital (deficit)	$(19,961)	19,439
Total assets	4,997	21,683
Total liabilities	24,958	850
Accumulated Deficit	(48,961)	(8,167)
Stockholders’ equity (deficit)	(19,961)	20,833

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in the State of Nevada on April 13, 2006 as Dolat Ventures, Inc. and established a fiscal year end of February 28. We are a start-up, exploration-stage Company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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

Results of Operations

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended February 28, 2009 and February 29, 2008 are outlined in the table below:

	For the Year Ended February 28, 2009 $	For the Year Ended February 29, 2008 $	Period From April 13, 2006 (inception) to February 28, 2009 $

Expenses
Mineral property expenditures	4,237	2,174	10,771
General and administrative	9,179	925	10,812
Professional fees	27,378	-	27,378
Net loss	(40,794)	(3,099)	(48,961)

During the year ended February 28, 2009 we incurred operating expenses of $40,794 as compared to $3,099 for the last year and a total of $48,961 for the period from inception on April 13, 2006 to February 28, 2009. The increase in the current year’s spending can be attributed to our Company moving forward with its business plan, namely to allow the Company to be quoted on the OTCBB. The costs incurred can be further subdivided into the following categories.

Professional fees: we incurred $27,378 in professional fees for the fiscal year ended on February 28, 2009 as compared to nil for the previous fiscal year. Increased costs were incurred as the result of the completion of the filing of an S-1 report and the attendant legal, accounting and filing expenses as well as the formal commencement of our operational business plan.

General and administrative expenses: we incurred $9,179 in comparison to $925 in the past year. For the period April 13, 2006 (inception) through February 28, 2009 a total of $10,812 has been spent. The increase relates to miscellaneous expenditures.

Mineral property costs: We have incurred a total of $10,771 from the period April 13, 2006 (inception) through February 28, 2009. This category will vary from year to year dependent on the exploration activities of the Company.

Research and development: we have not incurred any expenses for research and development since inception on April 13, 2006.

Compensation: For the year ended February 28, 2009 the Company paid a total of $2,500 to the Company’s sole officer for administrative services rendered to the Company. No other compensation costs were incurred for the fiscal year ended on February 28, 2009 and none were incurred in the previous fiscal year which ended on February 29, 2008. From inception to February 28, 2009 there have been no charges to the compensation account.

Income tax provision: As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

At the end of the fiscal year under review, February 28, 2009 and as of the date of this report, we had 6,600,000 common shares issued and outstanding.

Liquidity and Capital Resources

As at February 28, 2009, we had a cash balance of $3,597.

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

Due to our lack of operating history and present inability to generate revenues, our auditors have stated in their opinion that there currently exists a substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program, and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Use of Proceeds

Net cash provided by financing activities from inception on April 13, 2006 through February 28, 2009.was $29,000 as a result of proceeds received from the sale of our common stock.  As at February 28, 2009, we had a cash balance of $3,597, $298 in accounts payables and $24,660 in advances from related parties. From April 13, 2006 through February 28, 2009, the following table indicates how those proceeds have been spent to date:

Professional Fees	$27,378
General and Administrative Expenses	10,812
Mineral property expenditures	10,771
Total Use of Proceeds to February 28, 2009	$48,961

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2008 - 2009. Management projects that we may require $50,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$15,000
Paula Property: Phase I exploration program	20,000
Working Capital	15,000
Total	$50,000

As at February 28, 2009 we had a working capital deficiency of surplus of $19,961. We need to raise the additional capital as required to meet the balance of our estimated funding requirements for the next twelve months primarily through the issuance of other privately placed securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended February 28, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern because our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above. Accordingly, we will require additional financing in order to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended February 28, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm issued by  LBB & Associates Ltd., LLP for the audited financial statements for the year ended February 28, 2009 and February 29, 2008 and the periods from April 13, 2006 (inception) through February 28, 2009 is included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Form 10K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of February 28, 2009, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended February 28, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of February 28, 2009. As a result of this assessment, management concluded that, as of February 28, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our sole executive officer and director and her age as of the date of this prospectus is as follows:

Name	Age	Position
Nigar Lila	59	President, Secretary, Treasurer, Chief Executive Officer and Director

The director and officer has no professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Ms. Lila spent approximately 6 hours per week on the affairs of our Company. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ms. Nigar Lila has acted as our president, secretary, treasurer, chief executive officer and as a director since June 30, 2006. Since September 2003, Ms. Lila has served as a Lease Operator at Canada Post. Previously, Ms. Lila was a customer service supervisor at Bank of Montreal. Since 1998, Ms. Lila provided investor relation consulting services to various mining companies, including Camflo Mines, ONA Exploration, International Panorama Resources, and CZM Capital Corp. Ms. Lila does not have any professional training or technical credentials in the exploration, development and operation of mines.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Independence

Our determination of independence of directors is made using the definition of ‘‘independent director’’ contained under Rule 4200(a) (15) of the Rules of FINRA, even though such definitions do not currently apply to us because we are not listed on NASDAQ.

Employees

We have no employees other than Nigar Lila.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

•

a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•

being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or

•

being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Code of Ethics

We have adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. Our Code of Business Conduct and Ethics Program is attached to this 10-K.

Audit Committee and Audit Committee Financial Expert

Our determination of independence of directors is made using the definition of ‘‘independent director’’ contained under Rule 4200(a) (15) of the Rules of FINRA, even though such definitions do not currently apply to us because we are not listed on NASDAQ. Ms. Lila, serves as our President, Secretary and Treasurer, and therefore is not ‘‘independent’’ under this rule.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

We have adopted a formal written Audit Committee Charter which is attached to this 10-K.

Web Site

We do not maintain a Web site.

Item 11. Executive Compensation

(a) General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended February 28, 2009 and February 29, 2008; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2009 and February 29, 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

Name and Principal Position	Fiscal Year Ended February 28	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($)	Total Compen- sation
Nigar Lila President & Director	2007 2008 2009	$0 $0 $0	$0 $0 $2,500	$0 $0 $0	Nil Nil Nil	$0 $0 $0	$0 $0 $2,500

Ms. Lila has received no compensation for their time or services rendered to our Company and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business.

 (c) Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SAR”) known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(d) Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(e) Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

(f) Compensation of Directors

The members of the Board of Directors are not compensated by our Company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

(g) Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by our Company, with respect to the officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

(h) Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

(i) Family Relationships

There are none.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Title of Beneficial Owner(a)	Amount of Beneficial Ownership	Percentage
Nigar Lila, President, Treasurer, Secretary and Director	4,000,000	60.6%

a.

The persons named above may be deemed to be a “parent” and “promoter” of Dolat, within the meaning of such terms under the Securities Act by virtue of their direct and indirect stock holdings.

b.

The persons named above do not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

 (b) Security Ownership of Management

The above table sets forth the name of our director and officer and her holdings. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

The directors, officers and other members of management of our Company, as a group beneficially own, directly or indirectly, 4,000,000 of our common shares, representing 60.6% of the total issued and outstanding securities of Dolat as of February 28, 2009.

 (c) Equity Compensation Plans

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

(d) Changes in Control

We do not anticipate at this time any changes in control of Dolat. There are no arrangements either in place or contemplated which may result in a change of control of Dolat. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended February 28, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended February 28, 2009 and for fiscal year ended February 29, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 28, 2009	February 29, 2008
Audit Fees	$5,000	Nil
Audit Related Fees	5,390	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,390	Nil

Audit Fees: The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Dolat’s annual financial statements and the review included in Dolat’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $10,390.

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was nil.

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was nil.

All Other Fees: During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed above.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are presented after the signature of this document

(b)	Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Report on Form S-1 filed previously)
3.2	Bylaws (incorporated by reference from our Report on Form S-1 filed previously)

(10)	Others
10.1*	Audit Committee charter presented after the Financial Statements of this document
10.2 *	Code Of Business Conduct & Ethics and Compliance presented after the Audit Committee Charter of this document

(31)	Section 302 Certification
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLAT VENTURES, INC.
(Registrant)

Date: May 6, 2009

By: /s/ Nigar Lila

Nigar Lila
Principal Executive Officer
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DOLAT VENTURES, INC.
(Registrant)

Date: May 6, 2009

By: /s/ Nigar Lila

Nigar Lila
Principal Executive Officer
Principal Financial Officer and Director

Exhibit 10.1

AUDIT COMMITTEE CHARTER

OF

DOLAT VENTURES INC.

(a Nevada Corporation)

Resolved that the charter and powers of the Audit Committee of the Board of Directors (the “Audit Committee”) shall be:

•

Overseeing that management has maintained the reliability and integrity of the accounting policies and financial reporting disclosure practices of the Company;

•

Overseeing that management has established and maintained processes to assure that an adequate system of internal control is functioning within the Company;

•

Overseeing that management has established and maintained processes to assure the compliance by the Company with all applicable laws, regulations and Company policy; and

•

Audit Committee members are all members of the Board of Directors

RESOLVED, that the Audit Committee shall have the following special powers and duties;

1.

Holding such regular meetings as may be necessary and such special meetings as may be called by the Chairman of the Audit Committee or at request of the independent accountants;

2.

Reviewing the performance of the independent accountants and making recommendation to the Board of Directors regarding the appointment or termination of the independent accountants;

3.

Conferring with the independent accountants concerning the scope of their examination of the books and records of the Company; reviewing and approving the Company’s internal audit charter, annual audit plans and budgets; directing the special attention of the Auditors to specific matters or areas deemed by the committee or the auditors to be of special significant; and authorizing the auditors to perform such supplement reviews or audits as the Committee may deem desirable;

4.

Reviewing with the management, the independent accountants’ significant risks and exposures, audit activities and significant audit findings;

5.

Reviewing the range and cost of audit and non-audit services performed by the independent accountants;

6.

Reviewing the Company’s audited annual financial statement and the independent accountants’ opinion rendered with respect to such financial statements, including reviewing the nature and extent of any significant changes in accounting principles of the application therein;

7.

Obtaining from the independent accountants their recommendations regarding internal controls and other matters relating to the accounting procedures and the books and records of the Company and reviewing the correction of controls deemed to be deficient;

8.

Providing an independent, direct communication between the Board of Directors and the independent accountants

9.

Reviewing the programs and policies of the Company designed to ensure compliance with applicable laws and regulations and monitoring the results of these compliance efforts;

10.

Reporting through its Chairman to the Board of Directors following the meetings of the Audit Committee;

11.

Maintaining minutes or other records of meetings and activities of the Audit Committee;

12.

Reviewing the powers of the Committee annually and reporting and making recommendations to the Board of Directors on these responsibilities;

13.

Conducting or authorizing investigations into any matters within the Audit Committee’s scope of responsibilities. The Audit Committee shall be empowered to retain independent counsel, accountants, or others to assist it in the conduct of any investigation;

14.

Considering such other matters in relation to the financial affairs of the Company and its accountants and in relation to the external audit of the Company as the Audit Committee may, in its discretion, determine to be advisable.

Exhibit 10.2 - Code of Ethics

DOLAT VENTURES INC.

CODE OF ETHICS

FOR CHIEF EXECUTIVE, FINANCIAL AND OTHER OFFICERS

Dolat Ventures Inc. (the “Company”) is seeking to establish ethical conduct in its financial management and reporting. The Company’s Code of Business Conduct and Ethics and Compliance Program outlines the fundamental principles of legal and ethical business conduct as adopted by the Board of Directors of the Company.

As a Company that hopes to eventually seek a quotation on the Over-the-Counter Bulletin Board, it is essential that the Company's filings with the Securities and Exchange Commission are accurate, complete and understandable.

Senior financial officers hold an important and elevated role in this process. This Code applies to:

(i)

the Chief Executive Officer, the President, the Chief Financial Officer, Chief Accounting Officer and the Secretary Treasurer of the Company, and

(ii)

any other persons that may be designated by the Board of Directors (each, a “Senior Officer”.

Each Senior Officer shall:

1.

Act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

2.

Provide the Board of Directors with information that is accurate, complete, objective, relevant, timely and understandable.

3.

Comply with laws, rules and regulations of federal, state and local governments and regulatory agencies.

4.

Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing his or her independent judgment to be subordinated.

5.

Respect the confidentiality of information acquired in the course of his or her work at the Company except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of his or her work will not be used for personal advantage.

6.

Share knowledge and maintain skills important and relevant to the Company's needs.

7.

Proactively promote ethical behavior within the Company.

8.

Promote responsible use of and control over all Company assets and resources.

9.

Disclose information required to be included in periodic reports filed with the Securities and Exchange Commission or required to be provided to any other governmental entity fully and fairly and in an understandable manner.

Violations of this Code of Ethics may subject a Senior Officer to disciplinary action, ranging from a reprimand to dismissal and possible criminal prosecution.

Each Senior Officer shall certify each year that such Officer has not violated this Code and is not aware of any violations of the Code that have not been reported to the Board of Directors.

This Code may be amended, modified or waived by the Board of Directors, subject to the disclosure and other provisions of the Securities Exchange Act of 1934, and the rules there under.

DOLAT VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 28, 2009 and FEBRUARY 29, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Dolat Ventures, Inc.
(An Exploration Stage Company)
Calgary, Alberta, Canada

We have audited the accompanying balance sheets of Dolat Ventures, Inc. (the “Company”) as of February 28, 2009 and February 29, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and for the period from April 13, 2006 (Inception) through February 28, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dolat Ventures, Inc. as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for each of the years then ended and for the period of April 13, 2006 (Inception) through February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
April 29, 2009

Dolat Ventures, Inc

(An Exploration Stage Company)

Balance Sheets

	February 28, 2009 $	February 29, 2008 $

ASSETS
Current assets
Cash	3,597	20,289
Prepaid expenses	1,400	-
Total current assets	4,997	20,289
Mineral property	-	1,394
Total assets	4,997	21,683

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	298	850
Related parties advances payables	24,660	-
Total current liabilities	24,958	850
Total liabilities	24,958	850

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 authorized, 6,600,000 issued and outstanding	6,600	6,600
Additional paid-in capital	22,400	22,400
Deficit accumulated during the exploration stage	(48,961)	(8,167)
Total stockholders’ equity (deficit)	(19,961)	20,833

Total liabilities and stockholders’ equity (deficit)	4,997	21,683

(The accompanying notes are an integral part of these financial statements)

 Dolat Ventures, Inc

 (An Exploration Stage Company)

Statements of Operations

	For the Year Ended February 28, 2009 $	For the Year Ended February 29, 2008 $	Period From April 13, 2006 (inception) to February 28, 2009 $

Expenses
Mineral property expenditures	4,237	2,174	10,771
General and administrative	9,179	925	10,812
Professional fees	27,378	-	27,378
Net loss	(40,794)	(3,099)	(48,961)

Net loss per share – basic and diluted	(0.01)	(0.00)
Weighted average shares outstanding – basic and diluted	6,600,000	6,600,000

(The accompanying notes are an integral part of these financial statements)

Dolat Ventures, Inc

 (An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended February 28, 2009 $	For the Year Ended February 29, 2008 $	Period From April 13, 2006 (inception) to February 28, 2009 $
Cash flows from operating activities
Net loss	(40,794)	(3,099)	(48,961)
Adjustment to reconcile to net cash used in operating activities
Mineral property impairment	1,394	-	1,394

Change in operating assets and liabilities
Prepaid expenses	(1,400)	-	(1,400)
Accounts payables and accrued liabilities	(552)	850	298

Net cash used in operating activities	(41,352)	(2,249)	(48,669)

Cash flows from investing activities
Mineral property acquisition	-	(394)	(1,394)

Net cash used in investing activities	-	(394)	(1,394)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	29,000
Proceeds from related party advances payable	24,660	-	24,660

Net cash provided by financing activities	24,660	-	53,660

Increase (decrease) in cash	(16,692)	(2,643)	3,597

Cash – beginning of period	20,289	22,932	-

Cash – end of period	3,597	20,289	3,597

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

(The accompanying notes are an integral part of these financial statements)

Dolat Ventures, Inc

 (An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

	Common Shares Outstanding	Common Shares $	Additional Paid-in Capital $	Deficit Accumulated during the exploration stage $	Total stockholders’ equity (deficit) $

Balance, April 13, 2006 (inception)	-	-	-	-	-

Common stock issued for cash	6,600,000	6,600	22,400	-	29,000

Net loss	-	-	-	(5,068)	(5,068)

Balance, February 28, 2007	6,600,000	6,600	22,400	(5,068)	23,932

Net loss for the year	-	-	-	(3,099)	(3,099)

Balance February 29, 2008	6,600,000	6,600	22,400	(8,167)	20,833

Net loss for the year	-	-	-	(40,794)	(40,794)

Balance February 28, 2009	6,600,000	6,600	22,400	(48,961)	(19,961)

 (The accompanying notes are an integral part of these financial statements)

Dolat Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2009

1.    NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on April 13, 2006 and is a start-up, exploration stage company. The Company has acquired mineral properties located in the Province of British Columbia, Canada, but has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements and to complete the development of the properties and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $48,961 as at February 28, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 13, 2006 (date of inception) to February 28, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Dolat Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2009

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Exploration Costs

In accordance with Securities and Exchange Commission Industry Guide 7, the Company charges mineral property acquisition costs and exploration costs to operations as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. The capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The beneficial owner holds the right to the claims which give him or his designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward. In the event he were to grant another deed which is subsequently registered prior to the Company’s deed, the third party would obtain good title and the Company would have nothing.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, ‘‘Foreign Currency Translation’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company has adopted SFAS no 109, “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.  At February 28, 2009 and February 29, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, ‘‘Earnings per Share’’ which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dolat Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2009

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Stock-based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, startup costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 13, 2006 (date of inception) through February 28, 2009.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

3.    MINERAL INTEREST

Paula Property, British Columbia, Canada

On October 3, 2006, the Company acquired a 100% undivided right, title and interest in and to the ‘‘Paula Property’’ located in the province of British Columbia, Canada from an unrelated party for $1,000. On June 2007, the Company staked two additional mineral claims for a total cost of $394. The Company’s former President, Steve Smith, acquired these claims on behalf of the Company, and was reimbursed for the acquisition cost. These claims subsequently lapsed and were re-staked by Ms. Boga, a former director of the Company, for $271. Ms. Boga has agreed to contribute the claims to Dolat Ventures in order for the Company to mine these claims. As of February 29, 2008, the claims were still in Ms. Boga’s name. The claims will be transferred to the Company at the shareholder’s basis when the Company determines it is economical to mine the claims. The Company has incurred property exploration costs totaling $10,771, which were expensed in the period from April 13, 2006 to February 29, 2009.  During the year ended February 28, 2009, the Company determined that the Paula Property is impaired as wrote off $1,394.

Dolat Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
February 28, 2009

4.    RELATED PARTY ADVANCES PAYABLE

As at February 28, 2009 the Company received $24,660 from associates of the Company’s management. These advances are unsecured and non-interest bearing.

Subsequent to February 28, 2009, the Company received additional $6,164 from the associates of the Company’s management.

5.    RELATED PARTY TRANSACTIONS

For the year ended February 28, 2009 the Company paid a total of $2,500 to the Company’s sole officer for administrative services rendered to the Company.

6.    CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period from April 13, 2006 (date of inception) to February 28, 2009, the Company issued 6,600,000 shares of common stock for total proceeds of $29,000:

	Number of Shares	Amount
Shares issued for cash
Pursuant to issuance of common ($0.001 each) on June 19 2006	4,000,000	$4,000
Pursuant to issuance of common ($0.001 each) on June 29, 2006	1,000,000	1,000
Pursuant to issuance of common ($0.01 each) on August 21, 2006	800,000	8,000
Pursuant to issuance of common ($0.02 each) on December 1, 2006	800,000	16,000
Balance, February 28, 2009 and February 29, 2008	6,600,000	$29,000

At February 28, 2009, there were no outstanding stock options or warrants.

7.    INCOME TAXES

As of February 28, 2009, the Company had net operating loss carry forwards of approximately $48,961 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

		February 28, 2009		February 29, 2008
Statutory Tax Rate		34%		34%
Effective Tax Rate		—		—
Deferred Tax Asset		$$16,650		$2,780
Valuation Allowance	$	$(16,650)	$	$(2,780)
Net Deferred Tax Asset		$—		$—

The change in the valuation allowance for the years ending February 28, 2009 and February 29, 2008 was $13,870 and $1,050 respectively. The effective rate differs from the statutory rate due to the valuation allowance.