Form 10-Q
period 2009-05-31
Dolat Ventures, Inc.
filed 2009-06-26
CIK 1436568

+FORM 10-Q FOR PERIOD ENDING MAY 31, 2009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes        No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes    X    No

6,600,000 shares of registrant’s common stock, $0.001 par value, were outstanding at June 19, 2009. Registrant has no other class of common equity.

PART I.

FINANCIAL INFORMATION

Item 1

Financial Statements.

Dolat Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	May 31, 2009 -$-	February 28, 2009 -$-
	(Unaudited)
ASSETS
Current assets
Cash	4,591	3,597
Prepaid expenses	1,400	1,400
Total current assets	5,991	4,997
Total assets	5,991	4,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	425	298
Related party advances payable	31,424	24,660
Total current liabilities	31,849	24,958
Total liabilities	31,849	24,958

STOCKHOLDERS’ DEFICIT

Common shares: $0.001 par value, 75,000,000 authorized, 6,600,000 issued and outstanding as of May 31, 2009 and February 28, 2009 respectively.	6,600	6,600
Additional paid-in capital	22,400	22,400
Deficit accumulated during the exploration stage	(54,858)	(48,961)
Total stockholders’ deficit	(25,858)	(19,961)
Total liabilities and stockholders’ deficit	5,991	4,997

(See Notes to the Financial Statements)

Dolat Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended May 31, 2009 $	Three Months Ended May 31, 2008 $	Period From April 13, 2006 (inception) to May 31, 2009 $

Expenses
Mineral property expenditures	-	1,557	10,771
General and administrative	659	2,222	11,471
Professional fees	5,238	19,587	32,616
Net loss	(5,897)	(23,366)	(54,858)

Net loss per share – basic and diluted	(0.00)	(0.00)
Weighted average shares outstanding – basic and diluted	6,600,000	6,600,000

(See Notes to the Financial Statements)

Dolat Ventures, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

		Three Months Ended May 31, 2009 $	Three Months Ended May 31, 2008 $	Period From April 13, 2006 (inception) to May 31, 2009 $
Cash flows from operating activities
Net loss		(5,897)	(23,366)	(54,858)
Adjustment to reconcile to net cash used in operating activities
Mineral property impairment		-	-	1,394

Change in operating assets and liabilities
Prepaid expenses		-	-	(1,400)
Accounts payables and accrued liabilities		127	10,737	425

Net cash used in operating activities		(5,770)	(12,629)	(54,439)

Cash flows from investing activities
Mineral property acquisition		-	-	(1,394)

Net cash used in investing activities		-	-	(1,394)

Cash flows from financing activities
Proceeds from issuance of common stock		-	-	29,000
Proceeds from related party advances payables		6,764	-	31,424

Net cash provided by financing activities		6,764	-	60,424

Net increase (decrease) in cash	994	994	(12,629)	4,591

Cash – beginning of period		3,597	20,289	-

Cash – end of period		4,591	7,660	4,591

Supplemental cash flow information:
Cash paid for:
- Interest		−	−	−
- Income tax		−	−	−

(See Notes to the Financial Statements)

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2009
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended February 28, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

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

Note 3:  Related Party Advances Payable

As at May 31, 2009 the Company received $31,424 from associates of the Company’s management. These advances are unsecured and non-interest bearing.

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

Plan of Operation

About Our Claims and Our Company

On October 4, 2006, we acquired our first claim for a property called the Paula Property. On December 11, 2006, we staked two additional claims on the Paula Property. We paid $2,522 to keep our two main claims in good standing.

In September 2008, we re-stake the one of the claims for $113 and the claim is in good standing until September 1, 2009. On December 11, 2008, we forfeited the two claims and re-stake 16 cell claim covering 324.8 hectares at a cost of $129. Both the claims are held on our behalf by Jabeen Boga, a former director of our Company. The showings per our independent geologist have been retained to conduct our exploration program.

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

Mr. Ostler proposes the following budget for this initial phase of exploration:

Item
Wages:
Geologist 10 days field work + 7 days reporting	$6,936
Prospector(10 days field work	3,060
	9,996	$9,996
Transport:
Truck; 10 days @ $US102 /day	1,020
Gasoline and oil	408
	1,428	1,428
Camp Supplies and Communications:
Satellite phone; 1 month @ $US1,530/month	1,530
Fly camp rental including tools and chain saw;
0.33 month @ $US816/month	272
Camp supplies	204
	2,006	2,006
Crew Costs:
Hotel; 2 nights @ $US80.40/night	163
Camp food and restaurant meals	612
	775	775
Reporting Costs:
Analysis of 30 rock samples @ $US51/sample	1,530
Office costs	204
	1,734	1,734
Taxes (5% of previous items)		757
		16,696
Contingency; 10.8% of itemized budget		1,804

TOTAL	$18,500

Our initial plan as filed in our S-1 registration statement on November 14, 2007, calls for performing exploration work on the Paula Property of approximately $20,000. We plan to commence the first phase in July 2009, and expect that the program will take approximately one month to complete. We do not have the funds to cover the costs of the program from our existing cash reserve and we will require additional funding through the sale of our common stock. Presently we do not have any specific financing arranged.

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

Results of Operations

We did not earn any revenues for the three months ended May 31, 2009 and from inception on April 13, 2006 to May 31, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended May 31, 2009, we incurred operating expenses in the amount of $5,897 which mainly comprised of professional fees totaling $5,238. For the three months ended May 31, 2008, we incurred operating expenses in the amount of $23,366 which mainly comprised of professional fees totaling $19,587.

We incurred total operating expenses in the amount of $54,858 from inception on April 13, 2006.  These operating expenses comprised of professional fees totaling $32,616, mineral property costs totaling $10,771 and general administrative expenses totaling $11,471.

Liquidity and Capital Resources

As at May 31, 2009, we had a cash balance of $4,591.

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

Due to our lack of operating history and present inability to generate revenues, our auditors have included an explanatory paragraph in their audit opinion for the February 28, 2009 financial statements that raises a substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program, and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Professional fees

We expect to incur approximately $9,000 in professional fees to support our 10-Q quarterly filings and annual 10-K filing.

Risks and Uncertainties

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of our February 28, 2009 Form 10-K, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q.

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

Date: June 19, 2009

By: /s/ Nigar Lila

Nigar Lila
Principal Executive Officer
Principal Financial Officer and Director