Form 10-Q
period 2009-08-31
Dolat Ventures, Inc.
filed 2009-09-22
CIK 1436568

+FORM 10-Q FOR PERIOD ENDING AUGUST 31, 2009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

                Yes    X    No

6,600,000 shares of registrant’s common stock, $0.001 par value, were outstanding at September 14, 2009. Registrant has no other class of common equity.

PART I.

FINANCIAL INFORMATION

Item 1

Financial Statements.

Dolat Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	August 31, 2009 -$-	February 28, 2009 -$-
	(Unaudited)
ASSETS
Current assets
Cash	2,945	3,597
Prepaid expenses	125	1,400
Total current assets	3,070	4,997
Total assets	3,070	4,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	-	298
Related party advances payable	33,182	24,660
Total current liabilities	33,182	24,958
Total liabilities	33,182	24,958

STOCKHOLDERS’ DEFICIT

Common shares: $0.001 par value, 75,000,000 authorized, 6,600,000 issued and outstanding as of August 31, 2009 and February 28, 2009 respectively.	6,600	6,600
Additional paid-in capital	22,400	22,400
Deficit accumulated during the exploration stage	(59,112)	(48,961)
Total stockholders’ deficit	(30,112)	(19,961)
Total liabilities and stockholders’ deficit	3,070	4,997

(See Notes to the Financial Statements)

Dolat Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months		Period From April 13, 2006 (inception) to
	Ended August 31		Ended August 31		August 31,
	2009	2008	2009	2008	2009
	$	$	$	$	$
Expenses:
Mineral property expenditures	155	1,015	155	2,572	10,926
General and administrative	2,899	7,512	3,558	9,734	14,370
Professional fees	1,200	5,093	6,438	24,680	33,816
Net loss	(4,254)	(13,620)	(10,151)	(36,986)	(59,112)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average shares outstanding – basic and diluted	6,600,000	6,600,000	6,600,000	6,600,000

(See Notes to the Financial Statements)

Dolat Ventures, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months		Period From April 13, 2006 (inception) to
	Ended August 31,		August 31,
	2009	2008	2009
	$	$	$
Cash flows from operating activities
Net loss	(10,151)	(36,986)	(59,112)
Adjustments to reconcile to net cash used in operating activities:
Mineral property impairment	-	-	1,394
Change in operating assets and liabilities
Prepaid expenses	1,275	-	(125)
Accounts payables and accrued liabilities	(298)	20,558	-
Net cash used In operating activities	(9,174)	(16,428)	(57,843)

Cash flows from investing activities
Mineral property acquisition	-	-	(1,394)
Net cash used in investing activities	-	-	(1,394)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	-	29,000
Proceeds from related parties advances payables	8,522	8,250	33,182
Net cash provided by financing activities	8,522	8,250	62,182

Net increase (decrease) in cash	(652)	(8,178)	2,945
Cash – beginning of period	3,597	20,289	-

Cash – end of period	2,945	12,111	2,945

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Notes to the Financial Statements)

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended February 28, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.

Note 2:  Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. Management plans to raise cash from public or private debt or equity financing on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

Note 3:  Related Party Advances Payable

As at August 31, 2009 the Company received $33,182 from associates of the Company’s management. These advances are unsecured and non-interest bearing.

Note 4:  Related Party Transactions

For the period ended August 31, 2009 the Company paid a total of $1,000 to the Company’s sole officer for administrative services rendered to the Company.

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

Plan of Operation

About Our Claims and Our Company

On October 4, 2006, we acquired our first claim for a property called the Paula Property. On December 11, 2006, we staked two additional claims on the Paula Property. We presently hold two claims as follows:

Name	Claim Number	Good Standing	Hectares
Paula	596000	December 12, 2009	324.8
Paula 1	627783	September 3, 2010	324.8
			649.6

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

Item
Wages:
Geologist 10 days field work + 7 days reporting	$6,936
Prospector(10 days field work	3,060
	9,996	9,996
Transport:
Truck; 10 days @ $US102 /day	1,020
Gasoline and oil	408
	1,428	1,428
Camp Supplies and Communications:
Satellite phone; 1 month @ $US1,530/month	1,530
Fly camp rental including tools and chain saw;
0.33 month @ $US816/month	272
Camp supplies	204
	2,006	2,006
Crew Costs:
Hotel; 2 nights @ $US80.40/night	163
Camp food and restaurant meals	612
	775	775
Reporting Costs:
Analysis of 30 rock samples @ $US51/sample	1,530
Office costs	204
	1,734	1,734
Taxes (5% of previous items)		757
		16,696
Contingency; 10.8% of itemized budget		1,804
TOTAL		18,500

Our initial plan as filed in our S-1 registration statement on November 14, 2007, calls for performing exploration work on the Paula Property of approximately $20,000. We plan to commence the first phase in July 2010, and expect that the program will take approximately one month to complete. We do not have the funds to cover the costs of the program from our existing cash reserve and we will require additional funding through the sale of our common stock. Presently we do not have any specific financing arranged.

After the completion of the exploration program, we will have our consulting geologist prepare a report discussing the results and conclusions of the program.  We will also ask him to provide us with a recommendation for additional exploration work on the Paula Property, which may include a soil geochemical survey. Subject to financing, we expect to commence the second phase of exploration on the Paula Property in the summer of 2010.

Results of Operations

We did not earn any revenues for the three months ended August 31, 2009 and from inception on April 13, 2006 to August 31, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended August 31, 2009, we incurred operating expenses in the amount of $4,254 which mainly comprised of professional fees totaling $1,200 and general administrative expenses totaling $2,899. For the three months ended August 31, 2008, we incurred operating expenses in the amount of $13,620 which mainly comprised of general and administrative expenses totaling $7,512 and professional fees totaling $5,093.

For the six months ended August 31, 2009, we have incurred a total operating expense in the amount of $10,151 which mainly comprises of professional fees totaling $6,438 and general and administrative expenses totaling $3,558.  For the six months ended August 31, 2008, we have incurred a total operating expense in the amount of $36,986 which mainly comprises of professional fees totaling $24,680 and general and administrative expenses totaling $9,734.

We incurred total operating expenses in the amount of $59,112 from inception on April 13, 2006 through August 31, 2009.  These operating expenses comprised of professional fees totaling $33,816, mineral property costs totaling $10,926 and general administrative expenses totaling $14,370.

Liquidity and Capital Resources

As at August 31, 2009, we had a cash balance of $2,945.

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

Professional fees

We expect to incur approximately $9,000 in professional fees to support our  filings.

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

Controls and Procedures over Financial Reporting

Additionally, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

Date: September 14, 2009

By: /s/ Nigar Lila

Nigar Lila
Principal Executive Officer
Principal Financial Officer and Director