Form 10-Q
period 2009-11-30
Dolat Ventures, Inc.
filed 2010-01-20
CIK 1436568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-151570

Dolat Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

545 Eighth Avenue, Suite 401
New York, NY 10018
(Address of principal executive offices, including zip code.)

(212) 502-6657
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☒      No   ☐

As of January15, 2010, there are 6,600,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “DOLV” and the “Registrant” refer to Dolat Ventures, Inc.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Dolat Ventures, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended February 28, 2009  included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 8, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended November 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending February 28, 2010.

PART I.              FINANCIAL INFORMATION

Item 1          Financial Statements.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets

	November 30, 2009 -$-	February 28, 2009 -$-
	(Unaudited)
ASSETS
Current assets
Cash	226	3,597
Prepaid expenses	125	1,400
Total current assets	351	4,997
Total assets	351	4,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	-	298
Related party advances payable	31,682	24,660
Total current liabilities	31,682	24,958
Total liabilities	31,682	24,958

STOCKHOLDERS’ DEFICIT

Common shares: $0.001 par value, 75,000,000 authorized, 6,600,000 issued and outstanding as of November 30, 2009 and February 28, 2009 respectively.	6,600	6,600
Additional paid-in capital	22,400	22,400
Deficit accumulated during the exploration stage	(60,331)	(48,961)
Total stockholders’ deficit	(31,331)	(19,961)
Total liabilities and stockholders’ deficit	351	4,997

(See Notes to the Financial Statements)

Dolat Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months		Period From April 13, 2006 (inception) to
	Ended November 30		Ended November 30		November 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$
Expenses:
Mineral property expenditures	-	1,507	154	4,079	10,926
General and administrative	20	216	3,706	9,950	14,390
Professional fees	1,200	1,200	7,510	25,880	35,015
Net loss	(1,220)	(2,923)	(11,370)	(39,909)	(60,331)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average shares outstanding – basic and diluted	6,600,000	6,600,000	6,600,000	6,600,000

(See Notes to the Financial Statements)

Dolat Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months		Period From April 13, 2006 (inception) to
	Ended November 30,		November 30,
	2009	2008	2009
	$	$	$
Cash flows from operating activities
Net loss	(11,370)	(39,909)	(60,331)
Adjustments to reconcile to net cash used in Operating activities:
Mineral property impairment	154	1,394	1,548
Change in operating assets and liabilities
Prepaid expenses	1,275	-	(125)
Accounts payables and accrued liabilities	(298)	390	-
Net cash used In operating activities	(10,239)	(38,125)	(58,908)

Cash flows from investing activities
Mineral property acquisition	(154)	-	(1,548)
Net cash used in investing activities	(154)	-	(1,548)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	-	29,000
Proceeds from related parties advances payables	7,022	23,893	31,682
Net cash provided by financing activities	7,022	23,893	60,682

Net increase (decrease) in cash	(3,371)	(14,232)	226
Cash – beginning of period	3,597	20,289	-

Cash – end of period	226	6,057	226

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Notes to the Financial Statements)

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2009
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements of Dolat Ventures, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended February 28, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010. The Company has evaluated subsequent events for recognition or disclosure through January 19, 2010, the date these financial statements were available to be issued

Note 2:  Going Concern

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

Note 3:  Related Party Advances Payable

As at November 30, 2009 the Company received $31,682 from associates of the Company’s management. These advances are unsecured and non-interest bearing.  The indebtedness was forgiven by the individuals in January, 2010.

On September 29, 2009, Mr. Tice and Ms. Lila executed a stock Purchase Agreement, pursuant to which Ms. Lila agreed to sell all of her holdings in Dolat to Mr. Tice for $250,000.

Note 4:  Related Party Transactions

For the period ended November 30, 2009 the Company paid a total of $1,500 to the Company’s sole officer for administrative services rendered to the Company.

Note 5: Commitments

In November 2009, the Company agreed in principle to issue 1,500,000 shares of restricted common stock, par value $0.001 for $300,000.  As of November 30, 2009, the agreement has not been finalized and the shares have not been issued.  As of November 30, 2009, the $300,000 has been funded by an investor into an escrow account, but has not been received by the Company.

Note 6: Subsequent Events

Acquisition of of Dove Diamonds and Mining, Inc.
On December 15, 2009, we acquired100% of the outstanding capital stock of Dove Diamonds and Mining, Inc. (“Dove”).    In consideration of their shares of Dove, the former Dove shareholders shall  collectively receive 20,622,000 restricted common shares of the Company.  This acquisition will be accounted for as a reverse merger. As of January 19, 2010, these shares have not been issued.

Election of Shmuel Dovid Hauck as Officer
On December 30, 2009, Shmuel Dovid Hauck was nominated and elected by the Board of Directors as Company’s President to serve until his successors shall be elected and qualified until the earlier of  death, resignation or removal in the manner provided for in the Company’s by-laws.

Appointment of Shmuel Dovid Hauck to the Board of Directors
On December 30, 2009, Shmuel Dovid Hauck was appointed to the Board of Directors of the Company to serve until his successors shall be elected and qualified on the earlier of death, resignation or removal in the manner provided for in the Company’s by-laws.

Departure of Gary Tice as the President and Director

On December 30, 2009, Gary Tice resigned as Company’s President, Director, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary and Treasurer.

Change of principal place of business

Effective December 30, 2009, the address of our principal place of business is:
545 Eighth Avenue, Suite 401, New York, NY 10018
Telephone number of the new principal place of business: (212) 502-6657

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

We were incorporated on April 13, 2006 in the state of Nevada. We are an exploration stage enterprise and have not started operations or generated or realized any revenues from our business operations.

Except for the acquisition of Dove Diamonds and Mining, Inc. as disclosed in this Quarterly Report on Form 10-Q under the heading “Our Current Business”  there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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

On November 9, 2009, we entered into an Agreement and Plan of Acquisition (the “Agreement”) whereby we agreed to acquire 100% of the outstanding capital stock of Dove Diamonds and Mining, Inc., a Nevada Corporation (“Dove”), in exchange for Twenty Million Six Hundred Twenty Two Thousand (20,622,000) of our restricted common shares.  The acquisition of Dove became effective on December 15, 2009. Following the acquisition Dove became our direct wholly owned subsidiary.

Dove is currently in the early stages of acquiring diamonds, gems and precious stones from a variety of locations throughout the African continent.  Primarily focused on the West African country of Sierra Leone We are in an organized search for mineral locations, suppliers and sellers of diamonds, gems and precious stones.

Our business is subject to the risks inherent with a natural resource based company in its early exploration stage of development.  These risks include, but are not limited to: limited capital resources; limited industry operating experience; possible delays due to weather, manpower and equipment shortage and regulatory processing practices; possible cost overruns due to price increases in services, supplies and equipment; and the general speculative nature of exploring a raw mineral property for minerals.

Research and Development Activities and Costs

In December 2006, we retained John Ostler, M.Sc., P. Geo. of Cassiar East Yukon Expediting Ltd., an independent professional geoscientist, to prepare a technical report on the Paula Property which was completed in November 2007 and amended on April 20, 2008.  We are currently re-evaluating our plans to conduct mineral exploration activities on the Paula Property. The Company does not have any plans to undertake any additional research or development in the future.

Compliance with Environmental Laws

Our business is subject to extensive governmental controls and regulations which are amended from time to time.  We are unable to predict what additional legislation or amendments may be proposed that might affect its business or the time at which any such proposals, if enacted, might become effective.  Such legislation or amendments, however, could require increased capital and operating expenditures and could prevent or delay certain of our operations.

Facilities

We do not own facilities of any kind.

Employees

We do not intend to hire employees until our business has been successfully launched and has sufficient reliable sales revenues.  Our officers and Directors will provide work as necessary to bring Us to the point of earning revenues. Human resource planning will be part of an ongoing process that will include constant evaluation of our operations. We do not expect to hire any employees before the end of this calendar year.  However, in the event that We are able to raise sufficient capital and proceed with an exploration and import program We may hire a number of employees to aid in our operations.

Our common stock has been assigned the ticker symbol DOLV and has been approved for trading on the Over-The-Counter Bulletin Board (“OTCBB”).  However, no trading market has developed.

Since we became a reporting company we are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

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

Results of Operations

We did not earn any revenues for the three months ended November 30, 2009 and from inception on April 13, 2006 to November 30, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended November 30, 2009, we incurred operating expenses in the amount of $1,220 which mainly comprised of professional fees totaling $1,200 and general administrative expenses totaling $20. For the three months ended November 30, 2008, we incurred operating expenses in the amount of $2,923 which mainly comprised of general and administrative expenses totaling $216 and professional fees totaling $1,200.

For the nine months ended November 30, 2009, we have incurred a total operating expense in the amount of $11,370 which mainly comprises of professional fees totaling $7,510 and general and administrative expenses totaling $3,706.  For the nine months ended November 30, 2008, we have incurred a total operating expense in the amount of $39,909 which mainly comprises of professional fees totaling $25,880 and general and administrative expenses totaling $9,950.

We incurred total operating expenses in the amount of $60,331 from inception on April 13, 2006 through November 30, 2009.  These operating expenses comprised of professional fees totaling $35,015, mineral property costs totaling $10,926 and general administrative expenses totaling $14,390.

Liquidity and Capital Resources

As at November 30, 2009, we had a cash balance of $226.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

·	our ability to raise additional funding;
·	the results of our proposed exploration programs on the mineral property; and
·	our ability to find joint venture partners for the development of our property interests

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

Operating Costs and Expenses

Professional Fees

We expect to incur approximately $10,000 in professional fees to support our filings.

Risks and Uncertainties

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of our February 28, 2009 Form 10-K, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q

Off-Balance Sheet Arrangements

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

Recent Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company currently is not involved in any pending litigation or legal proceedings and. To the Company’s knowledge, no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In September of 2009, Nigar Lila, a major shareholder and affiliate of the Company consummated one  Stock Purchase Agreement with Gary Tice whereby Gary Tice acquired from the Nigar Lila a total 4,000,000 restricted shares of common stock of the Company for a total price of $250,000.  The shares transferred from Nigar Lila to Gary Tice represented approximately 60.6% control and resulted in a change of control of the Company.

Ms. Nigar Lila, on October 15, 2009 appointed Mr. Gary Tice, of Littleton, Colorado to the positions of President, Chief Financial Officer and Secretary of Dolat Ventures , and resigned her positions with the Company both as a director and as the sole officer.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

*filed herewith
(1) Incorporated by reference to the Form S-1 registration statement filed on June 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January ____, 2010
By:
DOLAT VENTURES, INC.

BY: /s/ Dovid Hauck
Dovid Hauck, President and Director