Form 10-K
period 2010-02-28
Dolat Ventures, Inc.
filed 2010-06-16
CIK 1436568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Dolat Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	333-151570	27-1885936
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

545 Eighth Avenue, Suite 401
New York, NY 10018
(Address of principal executive offices, including zip code.)

(212) 502-6657
(Registrant's telephone number, including area code)

With a copy to:
Befumo & Schaeffer, PLLC
2020 Pennsylvania Avenue, NW #840
Washington, DC 20006
Phone: (202) 725-6733
Fax: (202) 478-2900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐     NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

As of June 11 2010, there were 77,418,273 shares of common stock issued and outstanding.

All references in this Report on Form 10-K to the terms “we”, “our”, “us”, the “Company”, “DOLV” and the “Registrant” refer to Dolat Ventures, Inc., unless the context indicates another meaning.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words "may,"  "will,"  "should,"  "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Plan of Operation" and "Description of Our Business and Properties," as well as in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this prospectus generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I

Item 1. Business

Dolat Ventures, Inc, was incorporated in the State of Nevada, United States of America, on April 13, 2006. Its fiscal year end is February 28. The Registrant has not been a party to any bankruptcy, receivership or similar proceedings.  Our principal executive offices are located at 545 Eighth Avenue, Suite 401, New York, NY 10018, and our telephone number at that address is (212) 502-6657.

We are an exploration stage enterprise and have not started operations or generated or realized any revenues from our business operations.  The Company is engaged in the business of mining and wholesale distribution of diamonds and precious gemstones.

In September of 2009, Nigar Lila, a major shareholder and affiliate of the Company consummated one Stock Purchase Agreement with Gary Tice whereby Gary Tice acquired from the Nigar Lila a total 4,000,000 restricted shares of common stock of the Registrant, resulting in a change of control of Registrant.

On November 17, 2009, the Company entered into an Agreement and Plan of Acquisition for the acquisition 100% of the outstanding capital stock of Dove Diamonds and Mining, Inc., a Nevada corporation (“Dove”).  On December 15, 2009 the acquisition of Dove by the Registrant became effective, and Dove became the Company’s direct wholly owned subsidiary.  On December 18 2009, pursuant to the acquisition agreement between Dove and the Registrant, 20,622,000 restricted shares of the Company’s common stock were issued to Dovid Hauck, the Registrant’s President and Director, resulting in a change of control of the Registrant.

Subsequent to the year ended February 28, 2010, on April 13, 2010, Dolat acquired 75% of the outstanding capital stock of Millennium Mining, LLC, a Sierra Leone Limited Liability Company (“Millennium”) from Dovid Hauck, the Registrant’s President and Director,  through a share exchange transaction with Mr. Hauck.

Overview of Dove Diamonds & Mining

Dove  Diamonds & Mining was incorporated in the state of Nevada on May 19, 2009. Dove is headquartered in New York, NY.  Dove intends to acquire equipment, mining operations and mining locations, and to establish distribution channels to sell its diamonds to wholesalers and retailers in the United States and globally.  Dove has no plans to sell directly to consumers currently.

With the acquisition of Millennium Mining, Dolat Ventures intends to mine through its Sierra Leone Operations and send its precious gems and metals to be refined to Dove Diamonds & Mining.

Overview of Millennium Mining, LLC

Millennium Mining LLC was incorporated in Sierra Leone as a Private Limited Liability Company on March 3, 2008 and commenced commercial operations after obtaining its license from the Ministry of Mineral Resources (Sierra Leone) shortly thereafter.  Millennium’s core operations are to mine, extract, refine, and purify precious metals and stones.   Millennium buys, sells, distributes and exports diamond bauxite, rutile gold, silver and all other precious minerals in Sierra Leone and internationally.   We presently conduct all of our mining operations through Millennium Mining LLC.

Current Business

Dolat is currently in the early stages of acquiring diamonds, gems and precious stones from a variety of locations throughout the African continent.  Primarily focused on the West African country of Sierra Leone We are in an organized search for mineral locations, suppliers and sellers of diamonds, gems and precious stones.

World diamond prices began to decline in the fourth quarter of 2008 and continued to decline throughout the first quarter of 2009.  While prices have now begun to stabilize, they continue to be lower on a year-over-year basis.  However, many industry professionals believe the current market is influenced by the expectation that prices for rough Diamonds will rise again in 2010.  As a result, we intend for Dove to gain a competitive advantage by entering the market at a low point, and establish itself as a major diamond wholesaler as the market begins to improve.  Our long term goals include obtaining a facility to process, cut, assemble and polish rough diamonds and gems.

There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Our Current Business

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

Since we became a reporting company we are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as periodic reports on Form 10-K and Form 10-Q.

The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.  The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information, which we have filed electronically with the SEC by assessing, the website using the following address: http://www.sec.gov.
Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff comments

There are no unresolved comments from the SEC.

Item 2. Properties

We do not hold ownership or leasehold interest in any property.

Item 3. Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. There are no known pending legal proceedings to which the Registrant or its management is a party or of which any of their property is the subject, no such proceedings are known to have been threatened, and no such proceedings are known to be contemplated by governmental authorities.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Only a limited market exists for our securities.  There is no assurance that a regular trading market will develop, or if developed, that it will be sustained.  Therefore, a shareholder in all likelihood will be unable to resell his securities in our Company.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The total number of common shares authorized that may be issued by the Company is 250,000,000 shares with a par value of one tenth of one cent ($0.001) per share.  The total number of preferred shares authorized that may be issued by the Company is 1,000,000 shares with a par value of one tenth of one cent ($0.001) per share.

Our Company’s common shares are currently traded on the Pinksheet’s OTCQB market tier, under the symbol “DOLV.”

As of May 17, 2010, the stock was trading at a market price of $0.47; however, the Company’s Common Stock is thinly traded with a limited market.  The closing price of $0.47 was from the last reported sale date of May 17, 2010.

Fiscal Year 2010	High Bid	Low Bid
Fourth Quarter 12-01-09 to 02-28-10	$0.90	$0.35
Third Quarter 09-01-09 to 11-30-09	$0.85	$0.20
Second Quarter 06-01-09 to 08-31-09	$0.55	$0.09
First Quarter 03-01-09 to 05-31-09	$0.01	$0.09

Fiscal Year 2008	High Bid	Low Bid
Fourth Quarter 12-01-08 to 02-28-09	$0.00	$0.00
Third Quarter 09-01-08 to 11-30-08	$0.00	$0.00
Second Quarter 06-01-08 to 08-31-08	$0.00	$0.00
First Quarter 03-01-08 to 05-31-08	$0.00	$0.00

Shareholders

At June 13, 2010, we had 117 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise unregistered form.

We have no outstanding options or warrants, or other securities convertible into, common equity.

Dividend Policy

We have not declared any cash dividends.  We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

During the period from April 13, 2006 (date of inception) to February 28, 2009, the Company issued 6,600,000 shares of common stock for cash proceeds of $ 29,000.  During the year ended February 28, 2010, the company sold 1,803,279 shares of common stock, which has not been issued, for cash proceeds of $325,000.  The Company incurred $17,500 of expense related to the sale of these shares.
The company issued 20,622,000 shares of stock to an individual in exchange for 100% of the shares of the outstanding capital stock of Dove Diamonds and Mining, Inc., a development stage company.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Annual Report and elsewhere in the Company’s Quarterly Reports on Form 10-Q and other public filings.

All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Results of Operations

We did not earn any revenues for the year ended February 28, 2010, nor have we earned any revenues from inception on April 13, 2006 to February 28, 2010. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the year ended February 28, 2010, we incurred operating expenses in the amount of $48,798 which mainly comprised of professional fees totaling $44,589 and general administrative expenses totaling $4,209. For the year ended February 28, 2009, we have incurred a total operating expense in the amount of $40,794 which mainly comprises of professional fees totaling $27,378 and general and administrative expenses totaling $9,179.

We incurred total operating expenses in the amount of $97,759 from inception on April 13, 2006 through February 28, 2010.  These operating expenses comprised of professional fees totaling $71,967, mineral property costs totaling $10,771 and general administrative expenses totaling $15,021.

Liquidity and Capital Resources

As at February 28, 2010, we had a cash balance of  $1,792.

We anticipate generating revenue from the sale of diamonds and gemstones beginning in the third quarter of this year.  If additional funds are required, the additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We are currently in negotiations with an existing shareholder for additional capital from the sale of common stock and we are in negotiations with conventional equity funds.

Our future financial results depend on our ability to raise additional capital through the sale of our stock.

Use of Proceeds

Net cash provided by financing activities from inception on April 13, 2006 through February 28, 2010 was $385,682 as a result of proceeds received from the sale of our common stock and related party advances.  At February 28, 2010, we had a cash balance of $1,792, $28,809 in accounts payables and $6,435 in advances from a related party. From April 13, 2006 through February 28, 2010, the following table indicates how those proceeds have been spent to date:

Operating Activities	$84,902
Investing Activities	298,988
Remaining Cash On Hand	1,792
Total Use of Proceeds to February 28, 2010	$385,682

Future Operations

As of February 28, 2010 we had a working capital surplus of $264,548.

We anticipate that with the operating revenues and sale of common stock we will be able to meet our current operating and capital expenses.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of current stockholders.

Future Financings

We anticipate continuing equity sales of our common stock to supplement our business operations. Issuances of additional shares will result in dilution to existing stockholders.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended February 28, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Recent Accounting Pronouncements

Management does not expect any financial statement impact from any recently-issued pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Index to the Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Dolat Ventures, Inc.
(An Exploration Stage Company)
New York, NY

We have audited the accompanying consolidated balance sheets of Dolat Ventures, Inc. (the “Company”) as of February 28, 2010 and 2009, and the related consolidated statements of operation, stockholders' equity (deficit), and cash flows for the years ended February 28, 2010 and 2009 and for the period from April 13, 2006 (inception) through February 28, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dolat Ventures, Inc. as of February 28, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2010 and for the period from April 13, 2006 (inception) through February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
June 11, 2010

Dolat Ventures, Inc
(An Exploration Stage Company)
Consolidated Balance Sheets

	February 28, 2010 $	February 28, 2009 $

ASSETS
Current assets
Cash	1,792	3,597
Prepaid expenses	−	1,400
Related party receivable	298,000
Total current assets	299,792	4,997
Mineral property	−	−
Total assets	299,792	4,997

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	28,809	298
Related parties payables	6,435	24,660
Total current liabilities	35,244	24,958
Total liabilities	35,244	24,958

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 authorized, 27,222,000 and 6,600,000 issued and outstanding as of February 28, 2010 and 2009, respectively	27,222	6,600
Additional paid-in capital	335,085	22,400
Deficit accumulated during the exploration stage	(97,759)	(48,961)
Total stockholders’ equity (deficit)	264,548	(19,961)

Total liabilities and stockholders’ equity (deficit)	299,792	4,997

(The accompanying notes are an integral part of these consolidated financial statements)

Dolat Ventures, Inc
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the Year Ended February 28, 2010 $	For the Year Ended February 28, 2009 $	Period From April 13, 2006 (inception) to February 28, 2010 $

Expenses
Mineral property expenditures	−	4,237	10,771
General and administrative	4,209	9,179	15,021
Professional fees	44,589	27,378	71,967

Net loss	(48,798)	(40,794)	(97,759)

Net loss per share – basic and diluted	0.00	(0.01)
Weighted average shares outstanding – basic and diluted	10,882,164	6,600,000

(The accompanying notes are an integral part of these consolidated financial statements)

Dolat Ventures, Inc
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended February 28, 2010 $	For the Year Ended February 28, 2009 $	Period From April 13, 2006 (inception) to February 28, 2010 $
Cash flows from operating activities
Net loss	(48,798)	(40,794)	(97,759)
Adjustment to reconcile to net cash used in operating activities
Mineral property impairment	154	1,394	1,548

Change in operating assets and liabilities
Prepaid expenses	1,400	(1,400)	−
Accounts payables and accrued liabilities	11,011	(552)	11,309
Net cash used in operating activities	(36,233)	(41,352)	(84,902)

Cash flows from investing activities
Mineral property acquisition	(154)	−	(1,548)
Acquisition of Dove Diamonds & Mining, Inc.	560	−	560
Advances to related entities	(298,000)	−	(298,000)

Net cash used in investing activities	(297,594)	−	(298,988)

Cash flows from financing activities
Proceeds from issuance of common stock	325,000	−	354,000
Proceeds from related party payable	7,022	24,660	31,682

Net cash provided by financing activities	332,022	24,660	385,682

Increase (decrease) in cash	(1,805)	(16,692)	1,792

Cash – beginning of period	3,597	20,289	−

Cash – end of period	1,792	3,597	1,792

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−
Non cash transactions
Debt forgiveness from related party	25,247	−	25,247
Cost of capital included in accounts payable and accrued liabilities	17,500	−	17,500

(The accompanying notes are an integral part of these consolidated financial statements)

Dolat Ventures, Inc
(An Exploration Stage Company)
Statements of Consolidated Stockholders’ Equity (Deficit)

	Common Shares Outstanding	Common Shares $	Additional Paid-in Capital $	Deficit Accumulated during the exploration stage $	Total Stockholders’ Equity (Deficit) $

Balance, April 13, 2006 (inception)	−	−	−	−	−

Common stock issued for cash	6,600,000	6,600	22,400	−	29,000

Net loss	−	−	−	(5,068)	(5,068)

Balance, February 28, 2007	6,600,000	6,600	22,400	(5,068)	23,932

Net loss for the year	−	−	−	(3,099)	(3,099)

Balance February 28, 2008	6,600,000	6,600	22,400	(8,167)	20,833

Net loss for the year	−	−	−	(40,794)	(40,794)

Balance February 28, 2009	6,600,000	6,600	22,400	(48,961)	(19,961)

Common stock issued for cash, net	−	−	307,500	−	307,500

Debt forgiveness – related parties	−	−	25,247	−	25,247

Common stock issued for acquisition of subsidiary	20,622,000	20,622	(20,062)	−	560

Net loss for the year	−	−	−	(48,798)	(48,798)

Balance February 28, 2010	27,222,000	27,222	335,085	(97,759)	(264,548)

(The accompanying notes are an integral part of these consolidated financial statements)

Dolat Ventures, Inc
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010

1.    NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on April 13, 2006 and was a start-up, exploration stage company until its recent acquisitions of Dove Diamond and Mining, Inc. its wholly owned subsidiary.  Effective December 15, 2009, the Company acquired all of the stock of Dove Diamonds and Mining, Inc. a Nevada Corporation incorporated in May, 2009  (”Dove”).  Dove currently mines Diamonds and will import and wholesale rough diamonds and gemstones.   In April, 2010, the Company acquired 75% of the outstanding shares of stock of Millennium Mining, LLC, which is currently mining diamonds in  Sierra Leone.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $97,759 as at February 28, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.   The fiscal year end of the company and its wholly owned subsidiary is February 28.

Exploration Stage Company

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC 930 “Development Stage Companies”. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 13, 2006 (date of inception) to February 28, 2010.

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

Dolat Ventures, Inc
 (An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation Policy

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830 ‘‘Foreign Currency Matters’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

Income Taxes

The Company has adopted the provisions of FASB ASC Topic 740, “Income Taxes ” (“ASC 740”). As required under ASC 740, the Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is utilized when it is more likely than not, that some portion of, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Dolat Ventures, Inc
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes, continued

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 260, ‘‘Earnings per Share’’ which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Impairment or Disposal of Long-Lived Assets

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

Dolat Ventures, Inc
(An Exploration Stage Company)
Notes to the Consolidated  Financial Statements
February 28, 2010

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles." ASC 105 establishes the FASB Accounting Standards Codification(tm) ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

3.    MINERAL INTEREST

Paula Property, British Columbia, Canada

During the year ended February 28, 2009, the Company determined that the Paula Property was impaired and wrote off $1,394.  During the year ended February 28, 2010, the Company acquired additional claims totaling $154.  This was impaired and written off in 2010.

4.    ACQUISITION OF SUBSIDIARY

Effective December 15, 2009, the Company acquired 100% of the outstanding capital stock of a development stage company,   Dove Diamonds and Mining, Inc., a Nevada Corporation, (“Dove” and also the “Subsidiary”) through a share exchange transaction.  In consideration of their shares of Dove, the Dove shareholder collectively received Twenty Million Six Hundred Twenty Two Thousand (20,622,000) restricted common shares of the Company, which resulted in a change of control.  For accounting purposes, Dove is considered a newly created entity. The net assets acquired were $560, consisting of cash.

In conjunction with the acquisition of Dove, on December 30, 2009, Shmuel Dovid Hauck was nominated and elected by the Board of Directors as President of Dolat Venture, Inc. upon the resignation of  Gary Tice, who served as President.   Mr. Hauck was also appointed to the Board of Directors on December 30, 2009.

5.    RELATED PARTY TRANSACTIONS

As of February 28, 2009 the Company had received $24,660 from associates of the Company’s management. These advances were unsecured and non-interest bearing.

During the year ended February 28, 2010 the Company received an additional $7,022 from Company’s management, for a total of  $31,682.   During the year ended February 28, 2010,  $25,247 of this debt was forgiven, which is an increase in paid in capital.

During the year ended February 28, 2010, Dove advanced $298,000 to a company, Millennium Mining, LLC,  which is majority owned by the Company’s president and majority shareholder.   Subsequent to year end, the Company merged with this related entity.

For the years ended February 28, 2010 and February 28, 2009 the Company paid a total of $220 and $2,500, respectively, to the Company’s sole officer for administrative services rendered to the Company.

Dolat Ventures, Inc
 (An Exploration Stage Company)
Notes to the Consolidated  Financial Statements
February 28, 2010

5.    RELATED PARTY TRANSACTIONS , continued

On September 29, 2009, Mr. Gary Tice and Ms. Nigar Lila executed a stock Purchase Agreement, pursuant to which Ms. Lila agreed to sell all of her holding ins Dolat to Mr. Tice fro $250,000.  Ms. Lila resigned from the Board of Directors  on September 22, 2009 and was replaced by Gary Tice, who was appointed President the same day.

6.    STOCKHOLDERS’ EQUITY

As of  February 28, 2010, he total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period from April 13, 2006 (date of inception) to February 28, 2009, the Company issued 6,600,000 shares of common stock for cash proceeds of $ 29,000.  During the year ended February 28, 2010, the company sold 1,803,279 shares of common stock, which has not been issued, for cash proceeds of $325,000.  The Company incurred $17,500 of expense related to sale of these shares.

The Company issued 20,622,000 shares of stock to two individuals in exchange for 100% of the shares of the outstanding capital stock of Dove Diamonds and Mining, Inc., a development stage company.

At February 28, 2010, there were no outstanding stock options or warrants.

7.    INCOME TAXES

As of February 28, 2010, the Company had net operating loss carry forwards of approximately $97,759 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	February 28, 2010	February 28, 2009
Statutory Tax Rate	34%	34%
Effective Tax Rate	—	—
Deferred Tax Asset	$33,238	$16,650
Valuation Allowance	$(33,238)	$(16,650)
Net Deferred Tax Asset	$—	$—

The change in the valuation allowance for the years ending February 28, 2010 and February 28, 2009 was $16,588 and $13,870 respectively. The effective rate differs from the statutory rate due to the valuation allowance.

8.     SUBSEQUENT EVENTS

On April 13, 2010, the Company entered into a Share Exchange Agreement with Millennium Mining LLC, a Sierra Leon Limited Liability Company.   Under this agreement, the company acquired 75% of the capital stock of Millennium in exchange for thirty million (30,000,000) shares of the Company’s common stock.  Millennium is an operating entity in the business of mining and wholesale distribution of diamonds and precious gemstones. The shares of stock acquired were owned by the President and majority shareholder of Dolat Ventures, Inc

Dolat Ventures, Inc
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010

8.     SUBSEQUENT EVENTS, continued

On April 13, 2010, the Board of Directors of the Company filed an amendment to the articles of incorporation to increase the authorized capital stock of the Company to 250,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001.

On April 20, 2010, the Board of Directors issued 18,009,660 restricted shares of its common stock to various individuals and entities for services and support of the Company.

On May 24, 2010, the Board of Directors issued 83,334 shares for $25,000.

On May 26, 2010, the Board issued 300,000 shares for services provided to the Company.

On May 18, 2010 a shareholder advanced $150,000 to the Company.

The 1,803,279 shares related to funds received during the year ended February 28, 2010 were issued in May 2010.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 28, 2010. The Company has taken the steps described below to remediate such material weaknesses.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including the Chief Executive Officer we evaluated the effectiveness of our internal control over financial reporting as of February 28, 2010. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of February 28, 2010, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) and insufficient documentation and communication of our accounting policies and procedures as of February 28, 2010.

2. Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

3. Deficiencies in Segregation of Duties. The limited number of qualified accounting personnel results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in our financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our financial accounting staff is actively attending and receiving training. Management is still determining additional measures to remediate deficiencies related to staffing.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the fourth quarter of the fiscal year covered by the Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Item 9B. Other Information

On May 4, 2010, pursuant to the acquisition agreement between Dove and the Registrant, 20,622,000 restricted shares of the Company’s common stock were issued to Dovid Hauck, the Registrant’s President and Director, resulting in a change of control of the Registrant:  As a result of the issuance of shares, Mr. Hauck now controls greater than 50% of the voting capital stock of the Registrant.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this Annual Report on Form 10-K are as follows:

Name	Age	Date Appointed	Position
Shmuel Dovid Hauck	28		President, Director
Shlomo Bleier	62		Secretary, COO

The directors will serve for a period of one year, or until a successor is duly elected at the next annual shareholders meeting. Officers hold their positions at the will of the Board of Directors, absent any employment agreement.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Dolat’s affairs.  There is a family relationship among our directors or executive officers.  Mr. Shlomo Bleier is the father-in-law of Shmuel Dovid Hauck, the President and Director of the Company.

Shmuel Dovid Hauck, President and Director

Since 2003, Mr. Hauck has been involved in mining diamonds, gold and other precious stones and metals in Sierra Leone. Mr. Hauck has spent his entire professional career involved in the diamond business both on the physical mining and wholesale sides. For nearly six years he has operated numerous companies throughout Sierra Leone and from 2001 to 2004, he was also salesperson and manager of Forest Diamonds, a diamond wholesaler with offices worldwide.  Mr. Hauck is the founder of Millennium Mining LLC of Sierra Leone.  Mr. Hauck’s extensive experience in the diamond mining business led to the conclusion that he should serve as Director of Registrant.

Shlomo Bleier, Secretary and Chief Operating Officer

Mr. Bleier has worked in the diamond industry for over 35 years and has been involved in mining operations in Brazil and Sierra Leone for the past 10 years. In 1973, Mr. Bleier moved from Israel to New York City where he joined the diamond industry and worked as a diamond cutter and polisher specializing in large stones; managing the process from rough to finished product. From 1993 to 1999, he worked for Simcha Diamond Ltd. in Brazil, where he successfully mined gold and diamonds.  From 2000 to 2004 he was a partner in S & T Mining Group, a Sierra Leone mining operation where he served as head administrator of operations, prospecting, surveying and mining.  Since 2004 he has been active in many diamond projects based in Sierra Leone.  With nearly 10 years experience operating in Sierra Leone, Mr. Bleier has extensive experience in all aspects of mining for diamonds from initial inception to finished product. On May 19, 2009 Dove Diamonds and Mining. Inc. elected Mr. Bleier to be its Secretary and Chief Operating Officer. Mr. Bleier was also elected to Dove’s Board of Directors on May 19, 2009.  He has been a member of the Diamond Club of New York since 1980.

To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been involved in any legal proceeding of the type required to be disclosed under applicable SEC rules, including:

1.
Any petition under the Federal bankruptcy laws or any state insolvency law being filed by or against, or a receiver, fiscal agent or similar officer being appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Conviction in a criminal proceeding, or being a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
 Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies  including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Audit Committee and Charter

We do not have a separately-designated audit committee of the board. Audit committee functions are performed by Shmuel Dovid Hauck, who also serves as an officer of the Company. None of our directors are deemed independent. Mr. Hauck is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

There are no formal written employment arrangements in place. We do not have any agreements or understandings that would change the terms of compensation during the course of the year.

There has been no compensation awarded to, earned by, or paid to any of our executive officers or directors from our inception on April 13, 2006 through February 28, 2010.

In order to retain cash flows and conserve expenses, the Company retains the specialized services of directors and officers.  As of February 28, 2010, the Company retained the services of Shmuel Dovid Hauck – President, and since January 25, 2009 – Secretary.  The Company currently has not finalized Executive Officer Compensation levels with Mr. Hauck.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by each of our directors, officers and key employees,

individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name of Beneficial Owner	Amount of Direct Ownership	Position	Percent of Class*
Shmuel Dovid Hauck	40,311,000	President & Director	52.07%
Shlomo Bleier	10,311,000	Secretary, Chief Operating Officer	13.32%
Gary Tice	4,000,000		5.2%
Rivie Schwebel	5,166,666		6.7%
All Officers and Directors	50,622,000		77.29%
* Based on 77,418,273 shares outstanding as of June 11, 2010

Item 13. Certain Relationships and Related Transactions, and Director Independence

As described in Item I, Part I of this Annual Report on Form 10-K, on December 15, 2009, the Registrant acquired 100% of the outstanding capital stock of Dove Diamonds and Mining, Inc.  The capital stock of Dove was acquired from Dovid Hauck, the Registrant’s President and Director and Shlomo Bleier, the Registrant’s Secretary and COO, in exchange for a total of 20,622,000   restricted shares of the Registrant’s common stock.

As described in Item I, Part I of this Annual Report on Form 10-K, on April 13, 2010, the Registrant acquired 75% of the outstanding capital stock of Millennium Mining, LLC. The capital stock of Millennium was acquired from Dovid Hauck, the Registrant’s President and Director in exchange for 30,000,000 restricted shares of the Registrant’s common stock.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$13,500	LBB & Associates Ltd., LLP
2009	$9,000	LBB & Associates Ltd., LLP

(2) Audit-Related Fees

There is no fee billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph.

(3) Tax Fees

There is no fee billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There is no fee billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3).

(5)  Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)  There is no hour expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time and permanent employees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Incorporated by reference

Exhibit Number	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	06-10-08	3.1

3.2	Bylaws	S-1	06-10-08	3.2

4.1	Specimen Stock Certificate	S-1	01-14-10	4.1

14.1	Code of Ethics				X

31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

99.2	Disclosure Committee Charter				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLAT VENTURES, INC.

By: /s/ Shmuel Dovid Hauck, President & Director
Date: June 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Shmuel Dovid Hauck, President & Director
Date: June 16, 2010