Form 10-Q
period 2010-05-31
Dolat Ventures, Inc.
filed 2010-07-20
CIK 1436568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
As of July 19, 2010, there are 78,418,273 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “DOLV” and the “Registrant” refer to Dolat Ventures, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dolat Ventures, Inc.
(Exploration Stage Company)
Consolidated Balance Sheets

ASSETS
	May 31,	February 28,
	2010	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$67,080	$1,792
Related Party Receivable	-	298,000
Employee Advance	8,159	-
Total Current Assets	75,239	299,792

PROPERTY AND EQUIPMENT, net	485,903	-

TOTAL ASSETS	$561,142	$299,792

CURRENT LIABILITIES
Accounts payable	$59,897	$28,809
Related parties payables	6,435	6,435
Accrued liabilities	30,007	-
Notes Payable	42,110	-

Total Current Liabilities	138,449	35,244

TOTAL LIABILITIES	138,449	35,244

STOCKHOLDERS' EQUITY
Preferred shares: $0.001 par value, 1,000,000 shares authorized: no shares issues and outstanding	-	-
Common shares: $0.001 par value, 250,000,000 and 75,000,000 shares authorized: 78,418,273 and 27,222,000 shares issues and outstanding	78,418	27,222
Additional paid-in capital	3,280,812	335,085
Accumulated other comprehensive income	(9,309)	-
Deficit accumulated during exploration stage	(2,942,888)	(97,759)

Total Dolat Ventures, Inc. Stockholders' Equity	407,033	264,548

Noncontrolling interest	15,660	-
Total Equity	422,693	264,548

TOTAL LIABILITIES AND EQUITY	$561,142	$299,792

The accompanying notes are an integral part of these consolidated financial statements.

Dolat Ventures, Inc.
(Exploration Stage Company)
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)
			Period from
			13-Apr-06
	Three Months Ended		(inception)
	May 31,		to May 31,
	2010	2009	2010
REVENUES
Sales revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross Profit	-	-	-

OPERATING EXPENSES
Mineral property expenditures	-	-	10,771
General and administrative expenses	39,785	659	54,806
Professional fees	50,144	5,238	122,111
Depreciation expense	15,184	-	15,184
Non-Cash Compensation	2,746,449	-	2,746,449

Total Operating Expenses	2,851,562	5,897	2,949,321

INCOME (LOSS) FROM OPERATIONS	(2,851,562)	(5,897)	(2,949,321)

OTHER INCOME (EXPENSE)
Interest Expense	(3,066)	-	(3,066)

Total Other Income (Expense)	(3,066)	-	(3,066)

NET INCOME BEFORE INCOME TAXES	(2,854,628)	(5,897)	(2,952,387)

INCOME TAX EXPENSE	-	-	-

NET INCOME	$(2,854,628)	$(5,897)	$(2,952,387)

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(9,499)	-	(9,499)
NET INCOME (LOSS) ATTRIBUTABLE TO DOLAT	(2,845,129)	(5,897)	(2,942,888)
BASIC EARNINGS PER SHARE	$(0.06)	$0.00
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,064,167	10,882,164

DOLAT VENTURES, INC. COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	$(2,845,129)	(5,897)	(2,942,888)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(9,309)	$-	$(9,309)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,854,438)	$(5,897)	$(2,952,197)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(2,327)	-	(2,327)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DOLAT VENTURES, INC.	(6,982)	-	(6,982)

The accompanying notes are an integral part of these consolidated financial statements.

Dolat Ventures, Inc.
(Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from
	Three Months Ended		April 13, 2006 (inception)
	May 31,		to May 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,854,628)	$(5,897)	$(2,952,387)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	15,184	-	15,184
Mineral property impairment	-	-	1,548
Stock issued for services	2,746,449	-	2,746,449
Changes in operating assets and liabilities:
Changes in accounts payable and accrued liabilities	(21,767)	127	(10,458)

Net Cash Provided (used) by Operating Activities	(114,762)	(5,770)	(199,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired for acquisition	6,383	-	6,383
Advances to related entities	-	-	560
Acquisition of Dove Diamonds and Mining	-	-	(298,000)
Mineral property acquisition	-	-	(1,548)

Net Cash Used in Investing Activities	6,383	-	(292,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	175,000	-	529,000
Proceeds from related party advances	-	6,674	31,682

Net Cash Provided (used) by Operating Activities	175,000	6,674	560,682

Effect of exchange rate changes on cash	(1,333)	-	(1,333)

NET INCREASE IN CASH	65,288	994	67,080
CASH AT BEGINNING OF PERIOD	1,792	3,597	-

CASH AT END OF PERIOD	$67,080	$4,591	$67,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST	-	-	-

CASH PAID FOR INCOME TAXES	-	-	-

NON CASH INVESTING AND FINANCING:

Stock issued for services	$2,746,449	$-	$2,746,449
Stock issued on acquisition of subsidiary- Millennium	$75,474	$-	$75,474

The accompanying notes are an integral part of these consolidated financial statements.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

NOTE 1    NATURE AND CONTINUANCE OF OPERATIONS

The accompanying consolidated financial statements have been condensed. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
Organization

The Company was incorporated in the State of Nevada on April 13, 2006 and was a start-up, exploration stage company until its recent acquisitions of Dove Diamond and Mining, Inc., its wholly owned subsidiary, and Millenium Mining, LLC.  Effective December 15, 2009, the Company acquired all of the stock of Dove Diamonds and Mining, Inc. a Nevada Corporation incorporated in May, 2009  (”Dove”).  Dove will eventually import and wholesale rough diamonds and gemstones.   In April 2010, the Company acquired 75% of the outstanding shares of stock of Millennium Mining, LLC, which is currently mining diamonds in Sierra Leone.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.   The fiscal year end of the company-y and its wholly owned subsidiary is February 28.

Exploration Stage Company

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC 930 “Development Stage Companies.” The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 13, 2006 (date of inception) to May 31, 2010.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830 ‘‘Foreign Currency Matters,’’ foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are reflected in the Statement of Operations and Total Comprehensive Income.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which approximates fair value at May 31, 2010.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company measures its investments at fair value on a recurring basis.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)

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

Foreign Operations

The Company’s future operations and earnings will depend on the results of the Company’s operations in Sierra Leone. There can be no assurance that the Company will be able to successfully conduct such operations, and a failure to do so would have an adverse effect on the Company’s financial position, results of operations, and cash flows. In addition, the success of the Company’s operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, prices for the Company’s products, competition, and changes in regulation. Because the Company is dependent on international operations, specifically those in Sierra Leone, the Company will be subject to various additional political, economic, and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

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

Accounts and Notes Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  At the May 31, 2010, the Company had receivables from its staff of $8,159, and no trade receivables; therefore no

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)

allowance for doubtful accounts are recorded.  On February 28, 2010 the Company had $298,000 of receivables from related parties.

Inventory
The Company normally carries minimal inventories. After extraction of raw aggregate, minerals obtained are then sold at the current government price within Sierra Leone, and at negotiated prices where export sales are made.  As of May 31, 2010 and February 28, 2010, the Company held no inventory.

Property, Plant and Equipment
Property and equipment are recorded at cost and adjusted for currency translation. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

The estimated service lives of property and equipment are principally as follows:

Machinery and equipment	10 years
Transportation vehicles	10 years

Consolidation Policy

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Mineral Exploration Costs

In accordance with Securities and Exchange Commission Industry Guide 7, the Company charges mineral property acquisition costs and exploration costs to operations as incurred. The Company obtains rights for mining under lease with landowners, and by license with the government of Sierra Leone.  The Company records property lease payments and licensing costs when incurred.  ASC 930-360 “Extractive Activities” requires firms capitalize costs for mineral rights.  As of May 31, 2010, the Company has not incurred significant costs to obtain mineral rights to leased and licensed property

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. The capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The beneficial owner holds the right to the claims which give him or his designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward. In the event he were to grant another deed which is subsequently registered prior to the Company’s deed, the third party would obtain good title and the Company would have nothing.

Income Taxes

The Company has adopted the provisions of FASB ASC Topic 740, “Income Taxes ” (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)

taxable income for reporting purposes and income tax purposes include, but are not limited to equity based compensation and depreciation.

Operations in Sierra Leone are subject to corporate tax of 37.5% for mining companies.  Losses are allowable and can be carried forward indefinitely.  Loss carry forward is limited to 50% of the tax due in any year.  Foreign exchange losses can also be deducted where there has been a change in control or ownership of a company.

Revenue Recognition

The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Cash payments received in advance are recorded as deferred revenue. The Company is generally not contractually obligated to accept returns, except for defective product.

Sales within Sierra Leone are based on government determined prices for precious minerals.  These prices are based on quality, clarity, and size of the minerals and are adjusted from time to time for market conditions as the government may so determine.  Sales outside of Sierra Leone through export are determined through negotiation per stone based on quality, clarity, size, and prevailing market prices and conditions.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 3    ACQUISITION OF SUBSIDIARY

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

On April 13, 2010, the Company entered into a Share Exchange Agreement with Millennium Mining LLC, a Sierra Leon Limited Liability Company.   Under this agreement, the company acquired 75% of the capital stock of Millennium in exchange for thirty million (30,000,000) shares of the Company’s common stock. The shares of stock acquired were owned by the President and majority shareholder of Dolat Ventures, Inc. The company used book value to approximate fair value due to the liquidity of the assets and the recent purchase of fixed assets.  Millennium is an operating entity in the business of mining and wholesale distribution of diamonds and precious gemstones. Millennium will fund all diamond mining operations, and shall be responsible for all required machinery, mining equipment and/or structures. The landowners who hold the license to mine this area shall be entitled to thirty percent (30%) of the net profits.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

NOTE 4    RELATED PARTY TRANSACTIONS

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

During the year ended February 28, 2010, the Company issued 20,622,000 shares of common stock to the president of the company and his father-in-law in exchange for 100% of the shares outstanding capital stock of Dove Diamonds and Mining, Inc., the wholly-owned subsidiary of the Company.

NOTE 5    STOCKHOLDERS’ EQUITY

During the quarter ending May 31, 2010, the Company amended its articles of incorporation to increase authorized capital stock of the company from 75,000,000 to 250,000,000, with a par value of $0.001 and 1,000,000 shares of preferred stock with par value $0.001.

During the period from April 13, 2006 (date of inception) to February 28, 2009, the Company issued 6,600,000 shares of common stock for cash proceeds of $ 29,000.  During the year ending February 28, 2010, the Company issued 20,622,000 shares of stock to two individuals in exchange for 100% of the shares of the outstanding capital stock of Dove Diamonds and Mining, Inc., a development stage company.

During the quarter ending May 31, 2010, the Company issued 30,000,000 shares of common stock in a share exchange agreement for 75% of Millennium Mining LLC common stock. An additional 18,309,660 shares were issued as compensation to various individuals and entities for past support of the Company and its founders. These shares were valued at $0.15 a share. The Company also issued 1,000,000 shares at $0.15 a share for $150,000 and 83,334 shares at $0.30 s share for $25,000.  1,803,278 shares of common stock were also issued for funds received during the prior year.

NOTE 6    NOTES PAYABLE

The Company issued two notes payable as follows: Note One is a non-interest bearing loan disbursed to the Company on multiple dates between March 15, 2008 and August 5, 2009.  All amounts were payable November 1, 2009.  Note Two is a non-interest bearing loan obtained on March 30, 2008 and payable June 30, 2008.  Both notes are in default at May 31, 2010.

NOTE 7    INCOME TAXES

As of May 31, 2010 and February 28, 2010, the Company had net operating loss carry forwards of approximately $2,942,888 and $97,759 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

NOTE 7    INCOME TAXES (CONT)

	May 31, 2010	February 28, 2010
Statutory Tax Rate	34%	34%
Effective Tax Rate	—	—
Deferred Tax Asset	$1,000,582	$33,238
Valuation Allowance	$(1,000,582)	$(33,238)
Net Deferred Tax Asset	$—	$—

The change in the valuation allowance for the period ending May 31, 2010 was $967,344. The effective rate differs from the statutory rate due to the valuation allowance.

NOTE 8     SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date the financial statements were issued and has no material events to report.

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

Overview

We were incorporated on April 13, 2006 in the state of Nevada. We are an exploration stage enterprise and have not started operations or generated or realized any revenues from our business operations. On December 15, 2009, we acquired 100% of the outstanding capital stock of Dove Diamonds and Mining, Inc., a Nevada Corporation (“Dove”). On April 13, 2010, the Company entered into a Share Exchange Agreement under which the Company agreed to exchange Thirty-Million (30,000,000) shares of Common stock to Millennium in exchange for 75%, or (22,500,000 shares) of the issued and outstanding capital stock of Millennium.  The acquisition of Millennium is accounted for as a reverse merger.

Except for the acquisition of Dove Diamonds and Mining, Inc. and Millenium, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for diamonds and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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

Our Current Business

About Our Claims and Our Company

We currently have 2 direct subsidiaries, Dove Diamonds and Mining, Inc., and Millennium Mining, LLC (“Millennium”).

Overview of Dove Diamonds & Mining

Dove  Diamonds and Mining was incorporated in the state of Nevada on May 19, 2009. Dove is headquartered in New York NY.  Dove  intends to acquire equipment, mining operations and mining locations, and to establish distribution channels to sell its diamonds to wholesalers and retailers in the United States and globally.  Dove has no plans to sell directly to consumers currently.

Overview  of Millennium Mining

Millennium was incorporated in Sierra Leone as a Private Limited Liability Company on March 3, 2008 and commenced commercial operations after obtaining its license from the Ministry of Mineral Resources (Sierra Leone) shortly after.  The company’s core operations are to mine extract, refine, and purify precious metals and stones.  The Company buys, sells, distributes and exports diamond bauxite, rutile gold, silver and all other precious minerals in Sierra Leone and internationally.

Millennium is party to a mining agreement pursuant to which owners of land in the towns of Gandorhun and Njala in the Tikonko Chiefdom, Bo District of Sierra Leone have agreed to allow Millennium to mine the area in and around the Baimbawai Pool of the Sewa River located between those two towns. According to the terms of the mining agreement dated January 26, 2008, attached hereto as Exhibit A (the “Mining Agreement”), Millennium will fund all diamond mining operations, and shall be responsible for all required machinery, mining equipment and/or structures. The landowners who hold the license to mine this area shall be entitled to thirty percent (30%) of the net profits.

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

Compliance with Environmental Laws

Our business is subject to extensive governmental controls and regulations, which are amended from time to time.  We are unable to predict what additional legislation or amendments may be proposed that might affect its business or the time at which any such proposals, if enacted, might become effective.  Such legislation or amendments, however, could require increased capital and operating expenditures and could prevent or delay certain of Our operations.

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

Results of Operations

We did not earn any revenues for the three months ended May 31, 2010 and from inception on April 13, 2006 to May 31, 2010. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended May 31, 2010, we incurred operating expenses in the amount of $2,851,562 which mainly comprised of professional fees totaling $50,144, general administrative expenses totaling $39,785, depreciation expense totaling $15,184 and non-cash compensation of $2,746,449. For the three months ended May 31, 2009, we incurred operating expenses in the amount of $5,897 which mainly comprised of general and administrative expenses totaling $659 and professional fees totaling $5,238.

We incurred total operating expenses in the amount of $2,949,321 from inception on April 13, 2006 through May 31, 2010.  These operating expenses comprised of professional fees totaling $122,111, mineral property costs totaling $10,771, general administrative expenses totaling $54,806, depreciation expense totaling $15,184 and non-cash compensation of $2,746,449.

Liquidity and Capital Resources

As of three months ended May 31, 2010, the Company had $67,080 in cash, cash equivalents, and short-term investments, an increase of $65,288 from year ending February 28. 2010. The principal components of this net decrease were cash used by operational activities.

The management of Dolat Ventures does not believe the existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements associated with Millennium operations over the next 12 months. In 2010, the company plans to seek investors or buyers to obtain additional funding as disclosed in the Millennium Audited Financial Statements.

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

Due to our lack of operating history and present inability to generate revenues, our auditors have included an explanatory paragraph in their audit opinion for the February 28, 2010 financial statements that raises a substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program, and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

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

Additionally, during the first quarter there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not involved in any pending litigation or legal proceedings and to the Company’s knowledge, no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from April 13, 2006 (date of inception) to February 28, 2009, the Company issued 6,600,000 shares of common stock for cash proceeds of $ 29,000.  During the year ending February 28, 2010, the Company issued 20,622,000 shares of stock to two individuals in exchange for 100% of the shares of the outstanding capital stock of Dove Diamonds and Mining, Inc., a development stage company.

During the quarter ending May 31, 2010, the Company issued 30,000,000 shares of common stock in a share exchange agreement for 75% of Millennium Mining LLC common stock. An additional 18,309,660 shares were issued as compensation to various individuals and entities for past support of the Company and its founders. The Company also issued 1,083,334 shares of common stock for cash proceeds totaling $175,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and Reserved.

ITEM 5. OTHER INFORMATION

None

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

*filed herewith
(1) Incorporated by reference to the Form S-1 registration statement filed on June 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 20, 2010

By:

DOLAT VENTURES, INC.
By: /s/ Shmuel Dovid Hauck
Shmuel Dovid Hauck, President and Director