Form 10-Q
period 2010-08-31
Dolat Ventures, Inc.
filed 2010-10-20
CIK 1436568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2010

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

As of October 18, 2010, there are 80,943,272 shares of common stock outstanding and 171,170 shares of preferred B stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “DOLV” and the “Registrant” refer to Dolat Ventures, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dolat Ventures, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	August 31,	February 28,
	2010	2010
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$16,291	$1,792
Related Party Receivable	-	298,000
Employee Advance	8,159	-
Note receivable	50,509	-
Total Current Assets	74,959	299,792

PROPERTY AND EQUIPMENT, net	474,719	-

TOTAL ASSETS	$549,678	$299,792

CURRENT LIABILITIES

Accounts payable	$71,615	$11,309
Related parties payables	6,435	6,435
Accrued liabilities	17,500	17,500
Notes Payable	77,110	-

Total Current Liabilities	172,660	35,244

TOTAL LIABILITIES	172,660	35,244

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
25,000,000 shares authorized: 171,170 shares
and no issued and outstanding	173	-
Common shares: $0.001 par value, 250,000,000
and 75,000,000 shares authorized: 80,318,272
and 27,222,000 shares issued and outstanding	80,317	27,222
Additional paid-in capital	3,360,162	335,085
Accumulated other comprehensive income	(10,057)	-
Deficit accumulated during exploration stage	(3,062,822)	(97,759)

Total Dolat Ventures, Inc. Stockholders' Equity	367,773	264,548

Noncontrolling interest	9,245	-
Total Equity	377,018	264,548

TOTAL LIABILITIES AND EQUITY	$549,678	$299,792

The accompanying notes are a integral part of these consolidated financials statements.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)

					Period from April 13, 2006
	Three Months Ended		Six Months Ended		(inception)
	August 31,		August 31,		to August 31,
	2010	2009	2010	2009	2010
REVENUES

Sales revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross Profit	-	-	-	-	-

OPERATING EXPENSES

Mineral property expenditures	-	155	-	155	10,771
General and administrative expenses	27,337	2,899	67,122	3,558	82,143
Professional fees	52,515	1,200	102,659	6,438	174,626
Depreciation expense	15,271	-	30,455	-	30,455
Non-Cash Compensation	31,421	-	2,777,870	-	2,777,870

Total Operating Expenses	126,544	4,254	2,978,106	10,151	3,075,865

INCOME (LOSS) FROM OPERATIONS	(126,544)	(4,254)	(2,978,106)	(10,151)	(3,075,865)

OTHER INCOME (EXPENSE)

Interest expense	(1,690)	-	(4,756)	-	(4,756)

Total Other Income (Expense)	(1,690)	-	(4,756)	-	(4,756)

NET INCOME BEFORE INCOME TAXES	(128,234)	(4,254)	(2,982,862)	(10,151)	(3,080,621)

INCOME TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$(128,234)	$(4,254)	$(2,982,862)	$(10,151)	$(3,080,621)

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(8,300)	-	(17,799)	-	(17,799)
NET INCOME (LOSS) ATTRIBUTABLE TO DOLAT	(119,934)	(4,254)	(2,965,063)	(10,151)	(3,062,822)
BASIC EARNINGS PER SHARE	$(0.00)	$(0.00)	$(0.05)	$(0.00)
BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	77,380,407	6,600,000	64,222,287	6,600,000

DOLAT VENTURES, INC. COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	$(119,934)	-	$(2,965,063)	-	(3,062,822)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(748)	$-	$(10,057)	$-	$(10,057)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(120,682)	$(4,254)	$(2,975,120)	$(10,151)	$(3,072,879)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(187)	-	(2,514)	-	(2,514)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DOLAT VENTURES, INC.	(561)	-	(7,543)	-	(7,543)

The accompanying notes are a integral part of these consolidated financials statements.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from April 13, 2006
	Six Months Ended		(inception)
	August 31,		to August 31,
	2010	2009	2010
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(2,982,862)	$(10,151)	$(3,080,621)
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation	30,455	-	30,455
Mineral property impairment	-	-	1,548
Stock issued for services	2,777,870	-	2,777,870
Changes in operating assets and liabilities:
Prepaid expenses	-	1,275	-
Changes in accounts payable and accrued liabilities	(22,472)	(298)	(11,163)

Net Cash (Used) by Operating Activities	(197,009)	(9,174)	(281,911)

CASH FLOWS FROM
INVESTING ACTIVITIES
Cash acquired from acquisition	6,383	-	6,383
Purchase of property and equipment	(3,640)	-	(3,640)
Proceeds from loan receivable	(52,529)		(52,529)
Advances to related entities	-	-	(298,000)
Acquisition of Dove Diamonds and Mining	-	-	560
Mineral property acquisition	-	-	(1,548)

Net Cash Provided (Used) in Investing Activities	(49,786)	-	(348,774)

CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds from issuance of common stock	225,000	-	579,000
Proceeds (from) loans payable	35,000	-	35,000
Proceeds from related party advances	-	8,522	31,682

Net Cash Provided by Financing Activities	260,000	8,522	645,682

Effect of exchange rate changes on cash	1,294	-	1,294

NET INCREASE IN CASH	14,499	(652)	16,291
CASH AT BEGINNING OF PERIOD	1,792	3,597	-

CASH AT END OF PERIOD	$16,291	$2,945	$16,291

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non cash investing and financing activities:
Debt forgiveness from related party	$-	$-	$25,247
Cost of capital included in accounts payable and accrued liabilities	$-	$-	$17,500
Stock issued for services	$2,777,870	$-	$2,777,870
Stock issued on acquisition of Millennium	$75,474	$-	$75,474

The accompanying notes are an integral part of these consolidated financial statements.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2010

NOTE 1    NATURE AND CONTINUANCE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada on April 13, 2006 and was a start-up company until its recent acquisitions of Dove Diamond and Mining, Inc., its wholly owned subsidiary, and Millennium Mining, LLC.  Effective December 15, 2009, the Company acquired all of the stock of Dove Diamonds and Mining, Inc. a Nevada Corporation incorporated in May, 2009  (”Dove”).  Dove will eventually import and wholesale rough diamonds and gemstones.   In April 2010, the Company acquired 75% of the outstanding shares of stock of Millennium Mining, LLC, which is currently mining diamonds in Sierra Leone.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.   The fiscal year end of the company and its wholly owned subsidiary is February 28.

Exploration Stage Company

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC 930. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 13, 2006 (date of inception) to August 31, 2010.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which approximates fair value at August 31, 2010.

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
August 31, 2010

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

Accounts and Notes Receivable
Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  At the August 31, 2010, the Company had receivables from its staff of $8,159, and no trade receivables; therefore no

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2010

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)

allowance for doubtful accounts are recorded.  As of August 31, 2010, the company had a note receivable in the amount of $50,509. On February 28, 2010 the Company had $298,000 in receivables from related parties.

Inventory
The Company normally carries minimal inventories. After extraction of raw aggregate, minerals obtained are then sold at the current government price within Sierra Leone and at negotiated prices where export sales are made.  As of August 31, 2010 and February 28, 2010, the Company held no inventory.

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

Consolidation Policy

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company records non-controlling interest, which reflects the 25% portion of the loss of Millennium Mining allocable to holders of the non-controlling interest.

Mineral Exploration Costs

In accordance with Securities and Exchange Commission Industry Guide 7, the Company charges mineral property acquisition costs and exploration costs to operations as incurred. The Company obtains rights for mining under lease with landowners, and by license with the government of Sierra Leone.  The Company records property lease payments and licensing costs when incurred.  ASC 930-360 “Extractive Activities” requires firms capitalize costs for mineral rights.  As of August 31, 2010, the Company has not incurred significant costs to obtain mineral rights to leased and licensed property

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. The capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The beneficial owner holds the right to the claims which give him or his designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward. In the event he were to grant another deed which is subsequently registered prior to the Company’s deed, the third party would obtain good title and the Company would have nothing.

Income Taxes

The Company has adopted the provisions of FASB ASC Topic 740, “Income Taxes” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2010

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)

determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income for reporting purposes and income tax purposes include, but are not limited to equity based compensation and depreciation.

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

Basis of Presentation

The accompanying unaudited financial statements of Dolat Ventures, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended February 28, 2010 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary in order to make the financial statements not misleading and to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

NOTE 3    ACQUISITION OF SUBSIDIARY

 Effective December 15, 2009, the Company acquired 100% of the outstanding capital stock of a development stage company,   Dove Diamonds and Mining, Inc., a Nevada Corporation, (“Dove” and also the “Subsidiary”) through a share exchange transaction.  In consideration of their shares of Dove, the Dove shareholder collectively received

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2010

NOTE 3    ACQUISITION OF SUBSIDIARY (CONT)

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

On April 13, 2010, the Company entered into a Share Exchange Agreement with Millennium Mining LLC, a Sierra Leone Limited Liability Company.   Under this agreement, the company acquired 75% of the capital stock of Millennium in exchange for thirty million (30,000,000) shares of the Company’s common stock. The shares of stock acquired were owned by the President and majority shareholder of Dolat Ventures, Inc. The company used book value to approximate fair value due to the liquidity of the assets and the recent purchase of fixed assets.  Millennium is an operating entity in the business of mining and wholesale distribution of diamonds and precious gemstones. Millennium will fund all diamond mining operations, and shall be responsible for all required machinery, mining equipment and/or structures. The landowners who hold the license to mine this area shall be entitled to thirty percent (30%) of the net profits.

NOTE 4    RELATED PARTY TRANSACTIONS

During the year ended February 28, 2010 the Company received an additional $7,022 from Company’s management, for a total of $31,682.   During the year ended February 28, 2010, $25,247 of this debt was forgiven, which is an increase in paid in capital, leaving a balance of $6,435 remaining at August 31, 2010 and February 28, 2010.

During the year ended February 28, 2010, the Company issued 20,622,000 shares of common stock to the president of the company and his father-in-law in exchange for 100% of the shares outstanding capital stock of Dove Diamonds and Mining, Inc., the wholly-owned subsidiary of the Company.

During April 2010 the Company issued 30,000,000 shares of common stock to the President of the Company to acquire his interest in Millennium Mining, LLC.

NOTE 5    STOCKHOLDERS’ EQUITY

During the quarter ending August 31, 2010, the Company amended its articles of incorporation to increase authorized preferred stock from 1,000,000 to 25,000,000 with par value $0.001. The number of authorized shares of capital stock of the Company remained the same at 250,000,000, with a par value of $0.001.

During the period from April 13, 2006 (date of inception) to February 28, 2009, the Company issued 6,600,000 shares of common stock for cash proceeds of $29,000.  During the year ending February 28, 2010, the Company issued 20,622,000 shares of stock to two individuals in exchange for 100% of the shares of the outstanding capital stock of Dove Diamonds and Mining, Inc., a development stage company.

During the quarter ending May 31, 2010, the Company issued 30,000,000 shares of common stock in a share exchange agreement for 75% of Millennium Mining LLC common stock. An additional 18,309,660 shares were issued as compensation to various individuals and entities for past support of the Company and its founders. These shares were valued at $0.15 a share. The Company also issued 1,000,000 shares at $0.15 a share for $150,000 and

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2010

NOTE 5    STOCKHOLDERS’ EQUITY (CONT)

83,334 shares at $0.30 s share for $25,000.  1,803,278 shares of common stock were also issued for funds received during the prior year.

During the quarter ending August 31, 2010, the Company issued 1,400,000 shares of restricted common stock to various individuals for company support. The Company also issued 171,170 shares of restricted preferred B stock for global public relations. These shares were valued at $0.02 a share using the market value at the date of issuance. An additional 500,000 shares of restricted common stock were issued at $0.10 a share for $50,000.

NOTE 6    NOTES PAYABLE

The Company issued two notes payable as follows: Note One is a non-interest bearing loan in the amount of $22,110 disbursed to the Company on multiple dates between March 15, 2008 and August 5, 2009.  All amounts were payable November 1, 2009.  Note Two is a non-interest bearing loan in the amount of $20,000 obtained on March 30, 2008 and payable June 30, 2008.  Both notes are in default at August 31, 2010.

During the quarter, the Company’s bank credited their overdraft balance by $35,000 USD ($140,000,000 Sierra Leones) and created a Bank Loan for this amount, making this account positive.  This loan accrues interest monthly which is automatically charged to the bank account.

NOTE 7    INCOME TAXES

As of August 31, 2010 and February 28, 2010, the Company had net operating loss carry forwards of approximately $284,952 and $97,759 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	August 31, 2010	February 28, 2010
Statutory Tax Rate	34%	34%
Effective Tax Rate	—	—
Deferred Tax Asset	$96,884	$33,238
Valuation Allowance	$(96,884)	$(33,238)
Net Deferred Tax Asset	$—	$—

The change in the valuation allowance for the period ending August 31, 2010 was $63,646. The effective rate differs from the statutory rate due to the valuation allowance.

NOTE 8     SUBSEQUENT EVENTS

On September 20, 2010, the company issued an additional 500,000 shares of common stock at $0.10 per share for $50,000. They also issued 125,000 shares for a due diligence fee.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2010

NOTE 8    SUBSEQUENT EVENTS (CONT)

In accordance with ASC 855, management evaluated the subsequent events through the date the financial statements were issued and has no additional material events to report.

NOTE 9    GOING CONCERN

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through August 31, 2010, which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Except for the acquisition of Dove Diamonds and Mining, Inc. and Millennium, there have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for diamonds and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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

Facilities

We do not own facilities of any kind.

Employees

We do not intend to hire employees until our business has been successfully launched and has sufficient reliable sales revenues.  Our officers and Directors will provide work as necessary to bring us to the point of earning revenues. Human resource planning will be part of an ongoing process that will include constant evaluation of our operations. We do not expect to hire any employees before the end of this calendar year.  However, in the event that we are able to raise sufficient capital and proceed with an exploration and import program, we may hire a number of employees to aid in our operations.

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

Results of Operations

For the three months ended August 31, 2010:

Sales and Cost of Goods Sold

We did not earn any revenues for the three months ended August 31, 2010 and from inception on April 13, 2006 to August 31, 2010, and therefore did not incur any cost of goods sold. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Expenses

For the three months ended August 31, 2010, we incurred operating expenses in the amount of $126,544 compared to $4,254 for the same period of the previous year. This increase in operating expenses was primarily due to the Company acquiring Millennium Mining, LLC during the year as well as the stock issued for compensation during the quarter. These expenses were comprised of professional fees totaling $52,515, depreciation expense totaling 15,271, general administrative expenses totaling $27,337, and non-cash compensation totaling $31,421.

For the six months ended August 31, 2010:

Sales and Cost of Goods Sold

We did not earn any revenues for the six months ended August 31, 2010 and from inception on April 13, 2006 to August 31, 2010, and therefore did not incur any cost of goods sold.

Operating Expenses

For the six months ended August 31, 2010, we incurred operating expenses in the amount of $2,978,106 compared to $10,151 of the same period of the previous year. This increase in operating expenses was primarily due to the company acquiring Millennium Mining, LLC during the year, and also due to the number of stock issuances for compensation issued during the six months ended August 31, 2010. Operating expenses were comprised of professional fees totaling $102,659, depreciation expense totaling 30,455, general administrative expenses totaling $67,122, and non-cash compensation totaling $2,777,870.

Liquidity and Capital Resources

As of six months ended August 31, 2010, the Company had $16,291 in cash, cash equivalents, and short-term investments, an increase of $14,499 over the same balance at the end of February 28, 2010. The principal components of this net increase was $225,000 received for the issuance of 1,583,334 shares of common stock during this period.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:
●	our ability to raise additional funding;
●	the results of our proposed exploration programs on the mineral property; and
●	our ability to find joint venture partners for the development of our property interests

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

Tabular Disclosure of Contractual Obligations

None.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company currently is not involved in any pending litigation or legal proceedings and to the Company’s knowledge; no such proceedings are threatened or contemplated.

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

During the quarter ending August 31, 2010, the Company issued 1,400,000 shares of restricted common stock to various individuals for company support. The Company also issued 171,170 shares of restricted preferred B stock for global public relations. These shares were valued at $0.02 a share using the market value at the date of issuance. An additional 500,000 shares of restricted common stock were issued at $0.10 a share for $50,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and Reserved.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Section 906 Certification of Chief Executive Officer*
32.2	Section 906 Certification of Chief Financial Officer*

*filed herewith
(1) Incorporated by reference to the Form S-1 registration statement filed on June 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 20, 2010

By:
DOLAT VENTURES, INC.

BY: /s/ Shmuel Dovid Hauck
Shmuel Dovid Hauck, President and Director