Form 10-Q
period 2010-11-30
Dolat Ventures, Inc.
filed 2011-01-19
CIK 1436568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

Commission file number 333-151570

Dolat Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

545 Eighth Avenue, Suite 401
New York, NY 10018
(Address of principal executive offices, including zip code.)

(212) 502-6657
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐      No   ☒
As of January 18, 2011, there are 82,277,272 shares of common stock outstanding and 2,092,199 shares of preferred B stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “DOLV” and the “Registrant” refer to Dolat Ventures, Inc.

PART I.                            FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Dolat Ventures, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS

	November 30,	February 28,
	2010	2010
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$32,561	$1,792
Related Party Receivable	-	298,000
Related Party Note receivable	48,527	-
Prepaid Rent	10,146	-
Total Current Assets	91,234	299,792

PROPERTY AND EQUIPMENT, net	441,630	-

TOTAL ASSETS	$532,864	$299,792

CURRENT LIABILITIES

Accounts payable	$70,245	$11,309
Related parties payables	6,435	6,435
Accrued liabilities	17,500	17,500
Bank overdraft	41,453	-
Notes Payable	74,026	-

Total Current Liabilities	209,659	35,244

TOTAL LIABILITIES	209,659	35,244

STOCKHOLDERS' EQUITY

Preferred shares: $0.001 par value,
25,000,000 shares authorized: 2,092,199 shares
and no issued and outstanding	2,094	-
Common shares: $0.001 par value, 250,000,000
and 75,000,000 shares authorized: 82,277,272
and 27,222,000 shares issued and outstanding	82,275	27,222
Additional paid-in capital	3,869,038	335,085
Accumulated other comprehensive income	(25,769)	-
Deficit accumulated during exploration stage	(3,591,801)	(97,759)

Total Dolat Ventures, Inc. Stockholders' Equity	335,837	264,548

Noncontrolling interest	(12,632)	-
Total Equity	323,205	264,548

TOTAL LIABILITIES AND EQUITY	$532,864	$299,792

The accompanying notes are a integral part of these consolidated financials statements.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(unaudited)
					Period from
	Three Months Ended		Nine Months Ended		April 13, 2006 (inception)
	November 30,		November 30,		to November 30,
	2010	2009	2010	2009	2010
REVENUES

Sales revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross Profit	-	-	-	-	-

OPERATING EXPENSES

Mineral property expenditures	-	-	-	154	10,771
General and administrative expenses	362,918	20	430,040	3,706	445,061
Professional fees	145,540	1,200	248,199	7,510	320,166
Depreciation expense	13,517	-	43,972	-	43,972
Non-Cash Compensation	25,000	-	2,802,870	-	2,802,870

Total Operating Expenses	546,975	1,220	3,525,081	11,370	3,622,840

INCOME (LOSS) FROM OPERATIONS	(546,975)	(1,220)	(3,525,081)	(11,370)	(3,622,840)

OTHER INCOME (EXPENSE)

Interest expense	(3,796)	-	(8,552)	-	(8,552)

Total Other Income (Expense)	(3,796)	-	(8,552)	-	(8,552)

NET INCOME BEFORE INCOME TAXES	(550,771)	(1,220)	(3,533,633)	(11,370)	(3,631,392)

INCOME TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$(550,771)	$(1,220)	$(3,533,633)	$(11,370)	$(3,631,392)

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(21,792)	-	(39,591)	-	(39,591)
NET INCOME (LOSS) ATTRIBUTABLE TO DOLAT	(528,979)	(1,220)	(3,494,042)	(11,370)	(3,591,801)
BASIC EARNINGS PER SHARE	$(0.01)	$(0.00)	$(0.05)	$(0.00)
BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	81,598,085	6,600,000	71,146,576	6,600,000

DOLAT VENTURES, INC. COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	$(528,979)	(1,220)	$(3,494,042)	(11,370)	(3,591,801)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	$(15,712)	$-	$(25,769)	$-	$(25,769)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(544,691)	$(1,220)	$(3,519,811)	$(11,370)	$(3,617,570)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(3,928)	-	(6,442)	-	(6,442)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DOLAT VENTURES, INC.	(11,784)	-	(19,327)	-	(19,327)

The accompanying notes are a integral part of these consolidated financials statements.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Period from
	Nine Months Ended		April 13, 2006 (inception)
	November 30,		to November 30,
	2010	2009	2010
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(3,533,633)	$(11,370)	$(3,631,392)
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation	43,972	-	43,972
Mineral property impairment	-	154	1,548
Stock issued for services	3,112,627	-	3,112,627
Changes in operating assets and liabilities:
Employee advances	7,908	-	7,908
Prepaid expenses	(10,569)	1,275	(10,569)
Changes in accounts payable and accrued liabilities	(8,630)	(298)	2,679

Net Cash (Used) by Operating Activities	(388,325)	(10,239)	(473,227)

CASH FLOWS FROM
INVESTING ACTIVITIES
Cash acquired from acquisition	6,383	-	6,383
Purchase of property and equipment	(3,500)	-	(3,500)
Proceeds from loan receivable	(50,549)		(50,549)
Advances to related entities	-	-	(298,000)
Acquisition of Dove Diamonds and Mining	-	-	560
Mineral property acquisition	-	(154)	(1,548)

Net Cash Provided (Used) in Investing Activities	(47,666)	(154)	(346,654)

CASH FLOWS FROM
FINANCING ACTIVITIES
Bank overdraft	30,673	-	30,673
Proceeds from issuance of common stock	403,000	-	757,000
Proceeds (from) loans payable	35,000	-	35,000
Proceeds from related party advances	-	7,022	31,682

Net Cash Provided by Financing Activities	468,673	7,022	854,355

Effect of exchange rate changes on cash	(1,913)	-	(1,913)

NET INCREASE IN CASH	30,769	(3,371)	32,561
CASH AT BEGINNING OF PERIOD	1,792	3,597	-

CASH AT END OF PERIOD	$32,561	$226	$32,561

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non cash investing and financing activities:
Debt forgiveness from related party	$-	$-	$25,247
Cost of capital included in accounts payable and accrued liabilities	$-	$-	$17,500
Stock issued for services	$3,112,627	$-	$3,112,627
Stock issued on acquisition of Millennium	$75,474	$-	$75,474

The accompanying notes are an integral part of these consolidated financial statements.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010

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

Exploration Stage Company

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC 930. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 13, 2006 (date of inception) to November 30, 2010.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which approximates fair value at November 30, 2010.

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
November 30, 2010

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

Accounts and Notes Receivable
Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  At the November 30, 2010, the Company had no trade receivables; therefore no allowance for doubtful accounts are recorded.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)

As of November 30, 2010, the company had a related party note receivable in the amount of $48,527. On February 28, 2010 the Company had $298,000 in receivables from related parties.

Inventory
The Company normally carries minimal inventories. After extraction of raw aggregate, minerals obtained are then sold at the current government price within Sierra Leone and at negotiated prices where export sales are made.  As of November 30, 2010 and February 28, 2010, the Company held no inventory.

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

Mineral Exploration Costs

In accordance with Securities and Exchange Commission Industry Guide 7, the Company charges mineral property acquisition costs and exploration costs to operations as incurred. The Company obtains rights for mining under lease with landowners, and by license with the government of Sierra Leone.  The Company records property lease payments and licensing costs when incurred.  ASC 930-360 “Extractive Activities” requires firms capitalize costs for mineral rights.  As of November 30, 2010, the Company has not incurred significant costs to obtain mineral rights to leased and licensed property

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. The capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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
November 30, 2010

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary in order to make the financial statements not misleading and to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending February 28, 2011.

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
November 30, 2010

NOTE 3    ACQUISITION OF SUBSIDIARY (CONT)

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

NOTE 4    RELATED PARTY TRANSACTIONS

During the year ended February 28, 2010 the Company received an additional $7,022 from Company’s management, for a total of $31,682.   During the year ended February 28, 2010, $25,247 of this debt was forgiven, which is an increase in paid in capital, leaving a balance of $6,435 remaining at November 30, 2010 and February 28, 2010.

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

During July 2010 the Company loaned a related party $48,488 and issued two promissory notes stating that these balances are non interest bearing, and are due twelve months from the date issued. In addition to these loans, during the quarter the Company advanced funds to this related party to pay for expenses on behalf of the Company. As of November 30, 2010, the amount advanced exceeded expenses paid on behalf of the Company by $39.

 NOTE 5    STOCKHOLDERS’ EQUITY

During the quarter ending August 31, 2010, the Company amended its articles of incorporation to increase authorized preferred stock from 1,000,000 to 25,000,000 with par value $0.001. The number of authorized shares of capital stock of the Company remained the same at 250,000,000, with a par value of $0.001.

All outstanding preferred shares are restricted Preferred B stock. The Preferred B stock is convertible at the option of the holder anytime after July 30, 2014 on a 1 for 1 share basis into common stock and has voting rights of one vote per share. No dividends accrue on the Preferred B stock.

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
November 30, 2010

NOTE 5    STOCKHOLDERS’ EQUITY (CONT)

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

During the quarter ending November 30, 2010, the Company issued 125,000 shares of restricted common stock for a due diligence fee valued at $0.20 a share using the market value at the date of issuance. The company also issued 1,921,029 shares of preferred B stock for global public relations, and 144,000 shares of restricted common stock for services. These shares were valued at $0.15 a share using the market value at the date of issuance. An additional 1,600,000 shares of restricted common stock were issued at $0.10 a share for $160,000, and 90,000 shares of restricted common stock were issued at $0.20 a share for $18,000.

NOTE 6    NOTES PAYABLE

The Company issued two notes payable as follows: Note One is a non-interest bearing loan in the amount of $22,110 disbursed to the Company on multiple dates between March 15, 2008 and August 5, 2009.  All amounts were payable November 1, 2009.  Note Two is a non-interest bearing loan in the amount of $20,000 obtained on March 30, 2008 and payable June 30, 2008.  Both notes are in default at November 30, 2010.

During the prior quarter, the Company’s bank credited their overdraft balance by $35,000 USD ($140,000,000 Sierra Leones) and created a Bank Loan for this amount, making this account positive.  This loan accrues interest monthly which is automatically charged to the bank account.

NOTE 7    INCOME TAXES

As of November 30, 2010 and February 28, 2010, the Company had net operating loss carry forwards of approximately $788,931 and $97,759 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	November 30, 2010	February 28, 2010
Statutory Tax Rate	34%	34%
Effective Tax Rate	—	—
Deferred Tax Asset	$268,237	$33,238
Valuation Allowance	$(268,237)	$(33,238)
Net Deferred Tax Asset	$—	$—

The change in the valuation allowance for the period ending November 30, 2010 was $234,999. The effective rate differs from the statutory rate due to the valuation allowance.

Dolat Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010

NOTE 8    SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date the financial statements were issued and has no material events to report.

NOTE 9    GOING CONCERN

As shown in the accompanying financial statements, the Company had a deficit working capital and a retained deficit incurred through November 30, 2010, which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Since we became a reporting company we are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs.

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

Results of Operations

For the three months ended November 30, 2010:

Sales and Cost of Goods Sold

We did not earn any revenues for the three months ended November 30, 2010 and from inception on April 13, 2006 to November 30, 2010, and therefore did not incur any cost of goods sold. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Operating Expenses

For the three months ended November 30, 2010, we incurred operating expenses in the amount of $546,975 compared to $1,220 for the same period of the previous year. This increase in operating expenses was primarily due to the Company acquiring Millennium Mining, LLC during the year as well as the stock issued for compensation during the quarter. These expenses were comprised of professional fees totaling $145,540, depreciation expense totaling 13,517, general administrative expenses totaling $362,918, and non-cash compensation totaling $25,000.

For the nine months ended November 30, 2010:

Sales and Cost of Goods Sold

We did not earn any revenues for the nine months ended November 30, 2010 and from inception on April 13, 2006 to November 30, 2010, and therefore did not incur any cost of goods sold.

Operating Expenses

For the nine months ended November 30, 2010, we incurred operating expenses in the amount of $3,525,081 compared to $11,370 of the same period of the previous year. This increase in operating expenses was primarily due to the company acquiring Millennium Mining, LLC during the year, and also due to the number of stock issuances for compensation issued during the nine months ended November 30, 2010. Operating expenses were comprised of professional fees totaling $248,199, depreciation expense totaling 43,972, general administrative expenses totaling $430,040, and non-cash compensation totaling $2,802,870.

Liquidity and Capital Resources

As of the nine months ended November 30, 2010, the Company had $32,561 in cash, cash equivalents, and short-term investments, an increase of $30,769 over the same balance at the end of February 28, 2010. The principal components of this net increase was $403,000 received for the issuance of 3,273,334 shares of common stock during this period.

The management of Dolat Ventures does not believe the existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements associated with Millennium operations over the next 12 months. In 2011, the company plans to seek investors or buyers to obtain additional funding as disclosed in the Millennium Audited Financial Statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ending November 30, 2010, the Company issued 125,000 shares of restricted common stock for a due diligence fee valued at $0.20 a share using the market value at the date of issuance. The company also issued 1,921,029 shares of preferred B stock for global public relations, and 144,000 shares of restricted common stock for services. These shares were valued at $0.15 a share using the market value at the date of issuance. An additional 1,600,000 shares of restricted common stock were issued at $0.10 a share for $160,000, and 90,000 shares of restricted common stock were issued at $0.20 a share for $18,000.

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

January 19, 2011	By:
DOLAT VENTURES, INC.

/s/ Shmuel Dovid Hauck
Shmuel Dovid Hauck, President and Director