Form 10-K
period 2011-02-28
Dolat Ventures, Inc.
filed 2011-07-15
CIK 1436568

 e

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-K
_______________________________________________

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 001-34128
______________________________________________

Dolat Ventures, Inc.
(Exact name of Company as specified in its charter)

Nevada	27-1885936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

545 Eighth Avenue, Suite 401 New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: (212) 502-6657
_________________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 Par Value
(Title of class)
____________________________________________

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes	☐ No

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).
☐ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes	☒ No

On August 31, 2010, the last business day of the Company’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the Company was $6,916,218. The aggregate market value was based on the closing price on that date of the Common Stock of the Company on the OTC Bulletin Board system of $0.28.  For purposes of this response, the Company has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the Company.

As of as of May 31, 2011 the Company had 84,688,717 shares of its Common Stock, $0.001 par value, outstanding.

DOLAT VENTURES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2011

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

PART 1

Item 1.                 Business

Company History

Dolat Ventures, Inc. was incorporated in Nevada on April 13, 2006 with the purpose of mining and wholesale distribution of diamonds and precious gemstones. Our fiscal year end is February 28.  We are an exploration stage enterprise in the search for diamonds and related minerals and have not reached sustained operations or generated or realized any significant revenues from our business operations.  There is no assurance that a commercially viable mineral deposit, or reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

In September 2009, Nigar Lila, a major shareholder and affiliate of the Company consummated a Stock Purchase Agreement with Gary Tice whereby Gary Tice acquired from the Nigar Lila a total 4,000,000 restricted shares of common stock of the Company, resulting in a change of control of Company.

On November 17, 2009, the Company entered into an Agreement and Plan of Acquisition for the acquisition 100% of the outstanding capital stock of Dove Diamonds and Mining, Inc., a Nevada corporation (“Dove”).  On December 15, 2009 the acquisition of Dove became effective, and Dove became the Company’s wholly owned subsidiary.  On December 18 2009, pursuant to the acquisition agreement between Dove and the Company, 20,622,000 restricted shares of the Company’s common stock were issued to Shmuel Dovid Hauck, the Company’s President and Director, resulting in a change of control of the Company.

On April 13, 2010, the Company entered into a Share Exchange Agreement under which the Company agreed to exchange 30,000,000 shares of its restricted common stock for 75% of the issued and outstanding capital stock (22,500,000 shares) of Millennium Mining, LLC, a Sierra Leone Limited Liability Company (“Millennium”), from Shmuel Dovid Hauck, the Company’s President and Director.

On October 3, 2006, the Company acquired a 100% undivided right, title and interest in and to the ‘‘Paula Property’’ located in the province of British Columbia, Canada from an unrelated party for $1,000.  From that time through February 28, 2010, the Company has incurred property acquisition and exploration costs totaling $10,771 on the Paula Property.  During the year ended February 28, 2011, the Company has decided to abandon the Paula Property to focus on its operations acquired in Sierra Leone.

Overview of Dove Diamonds & Mining

Dove Diamonds and Mining was incorporated in Nevada on May 19, 2009. Dove is headquartered in New York, NY.  Dove intends to acquire equipment, mining operations and mining locations, and to establish distribution channels to sell its diamonds to wholesalers and retailers in the United States and globally.  Dove has no current plans to sell directly to consumers.

Overview of Millennium Mining

Millennium was incorporated in Sierra Leone as a Private Limited Liability Company on March 3, 2008 and commenced commercial operations after obtaining its license from the Ministry of Mineral Resources (Sierra Leone) shortly after.  The Company’s core operations are to mine, extract, refine, and purify precious metals and stones.

Our Strategy

We are currently focused on the early stages of acquiring diamonds, gems and precious stones from a variety of locations throughout the African continent through our subsidiaries Dove Diamonds and Mining and Millennium Mining.

World diamond prices began to decline in the fourth quarter of 2008 and continued to decline throughout the first quarter of 2009.  Prices stabilized during 2009 and began to rise during 2010 and have continued to rise during the first five months of 2011 to levels exceeding 2008 prices.  As a result, we intend to gain a competitive advantage by entering the market at a low point through its own mining operations and establish ourself as a major diamond wholesaler as the market continues to improve.  Our long-term goals include obtaining a facility to process, cut, assemble and polish rough diamonds and gems.

Our business is subject to the risks inherent with a natural resource based company in its early exploration stage of development. These risks include, but are not limited to limited capital resources; limited industry operating experience; possible delays due to weather, manpower and equipment shortage and regulatory processing practices; possible cost overruns due to price increases in services, supplies and equipment; and the general speculative nature of exploring a raw mineral property for minerals.

Dove Diamonds and Mining

Dove is currently in the early stages of acquiring diamonds, gems and precious stones from a variety of locations throughout the African continent.  Primarily focused on the West African country of Sierra Leone, we are in an organized search for mineral locations, suppliers and sellers of diamonds, gems and precious stones.  Dove intends to acquire equipment, mining operations and mining locations, and to establish distribution channels to sell its diamonds to wholesalers and retailers in the United States and globally.  Dove has no plans to sell directly to consumers currently.

Millennium Mining, LLC

Millennium’s core operations are to mine, extract, refine, and purify precious metals and stones.  We intend to buy, sell, distribute and export diamond bauxite, rutile gold, silver and all other precious minerals in Sierra Leone and internationally.

Millennium is party to a mining agreement pursuant to which owners of land in the towns of Gandorhun and Njala in the Tikonko Chiefdom, Bo District of Sierra Leone have agreed to allow Millennium to mine the area in and around the Baimbawai Pool of the Sewa River located between those two towns. The Sewa River, located in the heart of Sierra Leone, is renowned for its diamonds production and has been successfully mined for over 50 years. The Sewa River is formed by the junction of the Bagbe and Bafi rivers and it flows 150 mi (240 km) to join the Waanje River and form the Kittam, which empties into the Atlantic Ocean. The country's most important commercial river, it has historically produced the bulk of Sierra Leone's diamond exports.

This site in particular has a rich deposit because the pool was never mined properly and has indicated from spot mining that there is a concentration of diamonds. The pool goes down to depths of 90 feet and the gravel is covered by 1-15 feet of sand. So unless an operator has the right equipment, it is very hard to get down to the gravel, especially in the middle of the pool.

According to the terms of the mining agreement dated January 26, 2008, Millennium will fund all diamond mining operations, and shall be responsible for all required machinery, mining equipment and/or structures. The landowners who hold the license to mine this area shall be entitled to thirty percent (30%) of the net profits.

During the year ended February 28, 2011, we completed the installation of new equipment at the Sewa River facility.  Initial testing has produced approximately .4 carats per ton of gravel processed.  Management expects to be able to process approximately 1,000 tons per day when sufficient capital is raised to commence and sustain full scale mining operations.

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

Employees

As of February 28, 2011, the Company has two employees and three consultants in the United States and employs between 80 to 100 people on a part-time basis in Sierra Leone.  We do not intend to hire additional employees until our business has been successfully launched and has sufficient sustainable sales revenues.  Our Officers and Directors will provide work as necessary to bring us to the point of earning revenues. Human resource planning will be part of an ongoing process that will include constant evaluation of our operations. We do not expect to hire additional employees before the end of this calendar year.  However, in the event that we are able to raise sufficient capital and proceed with an exploration and import program, we may hire a number of employees to aid in our operations.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov.  In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A.                 Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

There is substantial doubt about the Company’s ability to continue as a going concern.

Our auditor's report on our 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See "February 28, 2011 Audited Financial Statements."

We have a limited operating history and are still in the exploration stage.

We have only entered the field of precious mineral mining within the past twelve months, making it difficult to judge our prospects.  As a exploration stage company, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with commencing new operations, including capital requirements and management’s potential underestimation of initial and ongoing costs.  We face the risk that we not be able to effectively implement our business plan.  If we are not effective in addressing these risks, we may not develop a viable business or may not operate profitably.  As a start-up company, we expect to incur significant operating losses for the near future, and there can be no assurance that we will be able to generate significant revenues or that any revenues generated will be sufficient for us to become profitable or thereafter maintain profitability.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

There is no guarantee that our strategy for obtaining or developing our assets will be successful or that if successfully developed, will result in the Company becoming profitable.  If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue that may cause the value of the Company to decrease, thereby potentially causing our stockholders to lose their investment.

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

It is more difficult for our shareholders to sell their shares because we are not, and may never be, eligible for NASDAQ or any national stock exchange.

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange.  To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards.  Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ.  As a result, it will more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

Although the our Common Stock is currently traded on the OTC Bulletin Board, there is no assurance any public market for our Common Stock will continue.  There is also no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell the Shares. An investment in these Shares may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

We will need significant additional capital, which we may be unable to obtain.

The Company’s capital requirements in connection with its development activities and transition to commercial operations have been and will continue to be significant.  The funds raised in future Offerings may not be sufficient to develop commercial operations, and we will require additional funds to continue acquisition, development and testing, and to commercialize our physical assets.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.  Any future financing that may occur could be at a price that significantly dilutes the shareholders of the Company at that time.

Volatility of stock prices

In the event a public market continues for our Common Stock, market prices will be influenced by many factors, and will be subject to significant fluctuation in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to the Company's activities, future financial condition and management.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If the Company’s business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion.  We may face challenges in managing and expanding our business and in integrating any acquired businesses with our own.  Such eventualities will increase demands on our existing management, workforce and facilities.  Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited operational infrastructure.  In order to pursue business opportunities, we will need to build our infrastructure and operational capabilities.  Our ability to do any of these successfully could be affected by any one or more of the following factors, among others, our ability to:

●	raise substantial additional capital to fund the implementation of our business plan;
●	execute our business strategy;
●	manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;
●	attract and retain qualified personnel;
●	manage our third-party relationships effectively; and
●	Accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

The Company’s failure to adequately address any one or more of the above factors could have a significant impact on its ability to implement its business plan and its ability to pursue other opportunities that arise.

Competition

In the United States and globally, there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the minerals on our claims, there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if the Company does not have sufficient funds for exploration, its claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.  Even when a commercial viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long-term contracts with refining companies, thereby inhibiting our ability to process our ore and eventually market it. The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely depend on the Company’s ability to attract talent from the mining field and its ability to fund its operations. There is no assurance that our mineral expansion plans will be realized.

Limited liability of Directors and Officers.

The Company has adopted provisions to its Articles of Incorporation and Bylaws which limit the liability of its Officers and Directors, and provide for indemnification by the Company of its Officers and Directors to the full extent permitted by Nevada corporate law, which generally provides that its officers and directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit.  Such provisions substantially limit the shareholder's ability to hold officers and directors liable for breaches of fiduciary duty, and may require the Company to indemnify its officers and directors.

Our operations are subject to various government regulations.

The research, development, distribution, marketing and selling of our products is subject to regulation by governmental regulatory authorities.  Failure to comply with regulatory requirements could subject the Company to regulatory or judicial enforcement actions, including, but not limited to, seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new exploration and development and suspensions and withdrawals of existing approvals.  We must comply with various government and environmental regulations. We also must comply with assurances guarding endangered, threatened or candidate fish, wildlife, plants or habitat.  Should we be unable to effectively comply with these regulations, the results of the Company’s operations could be adversely affected.

Government Regulations

We are committed to complying with, and, to our knowledge, are in compliance, with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties.

Our activities are not only subject to extensive federal, state, and local regulations controlling the mining of, and exploration for, mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties, the extent of which cannot be predicted. Permits may also be required from a variety of regulatory authorities for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting its properties that would preclude the economic development or operation of any specific property. It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure the Company’s compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide not to proceed with exploration on any of its mineral properties. We are prepared to engage professionals, if necessary, to ensure regulatory compliance, but in the near term we expect the activities to require minimal regulatory oversight.

As we operate internationally, there are risks which could adversely affect operating results.

Currently, we operate in Sierra Leone.  Doing business in foreign countries subjects the Company to additional risks, any of which may adversely impact future operating results, including:

●	international political, economic and legal conditions;

●	our ability to comply with foreign regulations and/or laws affecting operations and projects;

●	difficulties in attracting and retaining staff and business partners to operate internationally;

●	language and cultural barriers;

●	seasonal reductions in business activities and operations in the countries where our international projects are located;

●	integration of foreign operations;

●	potential adverse tax consequences; and

●	potential foreign currency fluctuations.

Factors beyond the control of the Company.

Projects for the acquisition and development of the Company’s products are subject to many factors, which are outside our control.

These factors include general economic conditions in North America and worldwide (such as recession, inflation, unemployment, and interest rates), proximities to utilities and transportation, shortages of labor and materials and skilled craftsmen and price of materials and competitive products and the regulation by federal and state governmental authorities.

Lack of diversification

Because of the limited financial resources that the Company has, we do not currently intend to diversify our operations.  Our inability to diversify our activities into more than one area will subject the Company to economic fluctuations and therefore increase the risks associated with the Company’s operations.

If we borrow money using the Company’s assets as collateral, our shareholders could lose all of their investment, if the collateral was to be foreclosed.

We may borrow money secured by the Company’s assets as collateral.  The terms of the loan and the payments required to be made under the loan documents may reduce the return that the Company may otherwise generate.  Should we fail to satisfy the terms of any loan, the Company assets pledged to secure such loan may be at risk to foreclosure or other similar process to satisfy the amount borrowed for the loan.

Future changes in financial accounting standards and other applicable regulations by various governmental regulatory agencies may cause lower than expected operating results and affect our reported results of operations.

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 “Compensation, Stock Compensation” (“Topic No. 718”) became effective (formerly, SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”)), which requires us to expense stock options at fair value effective January 1, 2006.  Under Topic No. 718, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required.  Any future issuances of stock options will cause additional compensation expense to be recognized.  As of February 28, 2011, there are no outstanding stock options.

The Sarbanes-Oxley Act of 2002 and various new rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and the NASDAQ National Market have imposed additional reporting and corporate governance practices on public companies.

In addition, if we do not adequately continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in the future, we may not be able to accurately report our financial results or prevent error or fraud, which may result in sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business, financial results or investors’ confidence in our company, and could cause our stock price to fall.

Item 1B.              Unresolved Staff Comments

On February 28, 2011, the Company received a comment letter from the staff of the Division of Corporation Finance of the SEC.  The comments from the staff were issued with respect to its review of the Company’s Form 10-K for the year ended February 28, 2010, the Forms 10-Q for the quarterly periods ended May 31, 2010, August 31, 2010, and November 30, 2010 and the Form 8-K filed on April 15, 2010 relating to the Company’s acquisition of Millennium Mining, LLC.

The Company is in the process of responding to all of the staff’s comments and expects to file its response in a letter to be filed with the SEC within the next 30 days.  Included in the Company’s response will be supplemental analyses and information requested by the staff, as well as possible amendments to the previously filed reports.  As of the date of the filing of this Form 10-K, these comments remain unresolved.

Item 2.                 Properties

The Company’s maintains a virtual principal office located at 545 Eighth Avenue, Suite 401, New York, NY 10018. This office facility is used by the Company to receive mail and telephone calls.

The Company maintains an office in the Bo District of Sierra Leone.  The office is approximately 1,800 square feet, is leased on an annual basis for approximately $1,084 per month which expires on May 30, 2011.

The Company believes that the current facilities are suitable for its current needs.

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

PART II

Item 5.                Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

Market Information

The Company’s common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "DOLV.OB".  As of February 28, 2011, the Company’s common stock was held by 133 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

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

The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended		For the Year Ended
	February 28, 2011		February 28, 2010
	High	Low	High	Low

First Quarter	$0.75	$0.10	$0.01	$0.01
Second Quarter	$0.37	$0.10	$0.01	$0.01
Third Quarter	$0.28	$0.08	$0.85	$0.01
Fourth Quarter	$0.18	$0.13	$0.90	$0.35

These prices are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

The Company’s transfer agent is Empire Stock Transfer of Henderson, Nevada.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company currently does not have any equity compensation plans.

Penny Stock

Our common stock is considered to be a "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

–	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
–
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

–	contains a toll-free telephone number for inquiries on disciplinary actions;
–	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
–	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

–	bid and offer quotations for the penny stock;
–	the compensation of the broker-dealer and its salesperson in the transaction;
–	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
–	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6.                Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion of our results of operations and financial condition with the audited financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Actual results may differ materially from those contained in any forward-looking statements.  See “Cautionary Statement Concerning Forward-Looking Statements.”

Company Overview

We were incorporated on April 13, 2006 in the state of Nevada. We are an exploration stage enterprise and have not sustained operations or generated or realized any significant revenues from our business operations. On December 15, 2009, we acquired 100% of the outstanding capital stock of Dove Diamonds and Mining, Inc., a Nevada Corporation (“Dove”), at which point the Company experienced a change in control and Shmuel Dovid Hauck became our President and sole Director. On April 13, 2010, the Company entered into a Share Exchange Agreement under which the Company agreed to exchange Thirty-Million (30,000,000) shares of Common stock to Millennium in exchange for 75%, or (22,500,000 shares) of the issued and outstanding capital stock of Millennium.

On October 3, 2006, the Company acquired a 100% undivided right, title and interest in and to the ‘‘Paula Property’’ located in the province of British Columbia, Canada from an unrelated party for $1,000.  From that time through February 28, 2010, the Company has incurred property acquisition and exploration costs totaling $10,771 on the Paula Property.  During the year ended February 28, 2011, the Company has decided to abandon the Paula Property to focus on its operations acquired in Sierra Leone.

Plan of Operation

We are currently focused on the early stages of acquiring diamonds, gems and precious stones from a variety of locations throughout the African continent through our subsidiaries Dove Diamonds and Mining and Millennium Mining.

Dove Diamonds and Mining

Dove is currently in the early stages of acquiring diamonds, gems and precious stones from a variety of locations throughout the African continent.  Primarily focused on the West African country of Sierra Leone, we are in an organized search for mineral locations, suppliers and sellers of diamonds, gems and precious stones.   Dove intends to acquire equipment, mining operations and mining locations, and to establish distribution channels to sell its diamonds to wholesalers and retailers in the United States and globally.  Dove has no plans to sell directly to consumers currently.

Millennium Mining, LLC

Millennium’s core operations are to mine, extract, refine, and purify precious metals and stones.  We intend to buy, sell, distribute and export diamond bauxite, rutile gold, silver and all other precious minerals in Sierra Leone and internationally.

Millennium is party to a mining agreement pursuant to which owners of land in the towns of Gandorhun and Njala in the Tikonko Chiefdom, Bo District of Sierra Leone have agreed to allow Millennium to mine the area in and around the Baimbawai Pool of the Sewa River located between those two towns. The Sewa River, located in the heart of Sierra Leone, is renowned for its diamonds production and has been successfully mined for over 50 years. The Sewa River is formed by the junction of the Bagbe and Bafi rivers and it flows 150 mi (240 km) to join the Waanje River and form the Kittam, which empties into the Atlantic Ocean. The country's most important commercial river, it has historically produced the bulk of Sierra Leone's diamond exports.

This site in particular has a rich deposit because the pool was never mined properly and has indicated from spot mining that there is a concentration of diamonds. The pool goes down to depths of 90 feet and the gravel is covered by 1-15 feet of sand. So unless an operator has the right equipment, it is very hard to get down to the gravel, especially in the middle of the pool.

According to the terms of the mining agreement dated January 26, 2008, Millennium will fund all diamond mining operations, and shall be responsible for all required machinery, mining equipment and/or structures. The landowners who hold the license to mine this area shall be entitled to thirty percent (30%) of the net profits.

During the year ended February 28, 2011, we completed the installation of new equipment at the Sewa River facility.  Initial testing has produced approximately .4 carats per ton of gravel processed.  Management expects to be able to process approximately 1,000 tons per day when sufficient capital is raised to commence and sustain full scale mining operations.  Once full scale operations are sustained, management anticipates strong margins as diamond prices continue to average over $250 per carat.  However, there is no assurance that sufficient capital will be raised in order to reach such full scale operations.

Results of Operations

Year ended February 28, 2011 compared to the year ended February 28, 2010

Revenues

Revenues for the years ended February 28, 2011 and 2010 were $30,870 and $0.  The 2011 revenues of $30,870 resulted from the sale of diamonds recovered from exploration activity in the Millennium Sierra Leone location.  As we remain in the exploration stage, we do not expect to generate significant revenues until sufficient capital is raised to support the exploration and mining operations.  Management anticipates raising capital sufficient to support the exploration and mining operations in the second half of fiscal 2012; however, there is no assurance that such capital will be raised.

Operating Expenses

For the year ended February 28, 2011, our operating expenses were $11,191,170 compared to $48,798 for the year ended February 28, 2010, representing an increase of $11,142,372.  In 2011 we incurred higher general and administrative expenses of $173,196 compared to $4,209 in 2010, primarily related to the change in control and development and implementation of our strategic business plan.  Professional fees increased in 2011 to $325,452 from $44,589 in 2010, primarily related to acquisitions, increased business activities, and increases in accounting and filing fees.  As a result of our acquisition of Millennium Mining, LLC, we incurred charges for depreciation in 2011 of $51,099.  In 2011, we incurred $10,641,050 of stock compensation and donations issued to various consultants and supporters of the Company for which we did not incur such costs in 2010.

In 2011, we incurred interest expense relating to debt acquired in the acquisition of Millennium.  We did not incur any interest expense in 2010.

For the period from April 13, 2006 (date of inception) to February 28, 2011, we have incurred an accumulated loss of $11,218,070 attributable to our shareholders.

Liquidity and Capital Resources

Overview

For the year ended February 28, 2011, we funded our limited operations through financing activities consisting primarily of private placements of equity securities with outside investors, and by loans from a bank. Our principal use of funds during the year ended February 28, 2011 has been for the ongoing exploration efforts to develop our mining properties and for general corporate expenses.

Liquidity and Capital Resources during the year ended February 28, 2011 compared to the year ended February 28, 2010

As of February 28, 2011, the Company had cash of $37,952 and a deficit in working capital of $133,027.  The Company generated a negative cash flow from operations of $482,862 for the year ended February 28, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $11,120,311 and non-controlling interests share of the Company’s net loss of $53,460, offset by common stock issued for services and charitable contributions of $10,641,050 and depreciation of $51,099.  Cash used in operations for the year ended February 28, 2011 was $29,211, consisting of a net loss of $48,798 offset by changes in operating assets and liabilities and mineral property impairment of $19,587.

Cash used in investing activities decreased by $280,915 for the year ended February 28, 2011 compared to the year ended February 28, 2010 primarily due to amounts advanced to related entities in 2010.  Cash from financing activities increased by $211,040 for the year ended February 28, 2011 compared to 2010 primarily due to increased proceeds from the issuance of common stock of $178,000 and loan proceeds received of $33,040.

Summarized cash flow information is as follows:

			For the Period
			April 13, 2006
			(Inception) to
	For the Year Ended February 28,		February 28,
	2011	2010	2011

Cash used in operating activities	$(482,862)	$(29,211)	$(536,082)
Cash used in investing activities	$(16,679)	$(297,594)	$(315,667)
Cash from financing activities	$536,040	$325,000	$890,040
Increase (decrease) in cash	$36,160	$(1,805)	$37,952

We will require additional financing during the current fiscal year according to our planned exploration and operational activities. We plan to spend approximately $2,500,000 from March, 2011 to February, 2012 to carry out exploration, operational and administration activities on our Sierra Leone mineral properties and establish our wholesale sales activities. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

In April, 2011, we sold 555,555 shares of our common stock for $50,000, or $.09 per share, in a private placement.  There is no assurance that we will be able to obtain additional sales of our common stock or other financing.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. The Company has conducted private placements of its common stock, which have generated funds to satisfy the initial cash requirements of its planned exploration ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our principal accounting policies are described in Note 2 of the audited financial statements included elsewhere in this report.  The preparation of the financial statements in accordance with U.S. GAAP requires management to make significant judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. Significant accounting policies, including areas of critical management judgments and estimates, include the following:

Mineral Property Costs

The Company has been in the exploration stage since April 13, 2006 and has not yet realized any significant revenues from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties.  In accordance with Securities and Exchange Commission Industry Guide 7, mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

The Company obtains rights for mining under lease with landowners, and by license with the government of Sierra Leone.  The Company records property lease payments and licensing costs when incurred.  ASC 930-360 “Extractive Activities” requires firms capitalize certain costs for mineral rights.  As of February 28, 2011, the Company has not incurred significant costs to obtain mineral rights to leased and licensed property.  The beneficial owner holds the right to the claims which give him or his designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward. In the event he were to grant another deed which is subsequently registered prior to the Company’s deed, the third party would obtain good title and the Company would have nothing.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

Income Taxes

The Company accounts for the income taxes under ASC Codification Topic 740 and SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the liability method.   SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.   Deferred tax assets and liabilities at the end of each period are determined using the current enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

As of February 28, 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8.                Financial Statements and Supplementary Data.

Eugene M Egeberg
Certified Public Accountant
2400 Boston Street, Suite 102
Baltimore, Maryland  21224
(410) 218-1711

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

To the Board of Directors of
Dolat Ventures, Inc.
(An Exploration Stage Company)
New York, NY

We have audited the accompanying consolidated balance sheets of Dolat Ventures, Inc. (the “Company”) as of February 28, 2011, and the related consolidated statements of operation, stockholders' equity (deficit), and cash flows for the year ended February 28, 2011 and for the period from April 13, 2006 (inception) through February 28, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dolat Ventures, Inc. as of February 28, 2011, and the results of its operations and its cash flows for each of the year ended February 28, 2011 and for the period from April 13, 2006 (inception) through February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected losses in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

______________________________
Eugene M Egeberg, CPA
Baltimore, MD
15 July 2011

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

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
June 11, 2010

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Balance Sheets

	February 28,	February 28,
	2011	2010

ASSETS

Current assets
Cash	$37,952	$1,792
Related party receivable	-	298,000
Related party note receivable	47,718	-
Prepaid expenses	13,227	-
Total current assets	98,897	299,792

Property and equipment, net	450,251	-

Total assets	$549,148	$299,792

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$65,528	$-
Accounts payable	75,469	11,309
Accrued liabilities	11,700	17,500
Related party payables	6,435	6,435
Notes payable	72,792	-
Total liabilities	231,924	35,244

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized
Series A preferred stock, 1,000,000 shares designated,
no shares shares issued and outstanding	-	-
Series B preferred stock, 24,000,000 shares designated,
no shares shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 and 75,000,000 shares authorized, 84,133,162 and 27,222,000 shares issued and
outstanding at February 28, 2011 and 2010, respectively	84,133	27,222
Additional paid-in capital	11,512,137	335,085
Accumulated other comprehensive income (loss)	(37,487)	-
Deficit accumulated during the exploration stage	(11,218,070)	(97,759)
Total Dolat Ventures stockholders' deficit	340,713	264,548
Noncontrolling interest	(23,489)	-
Total stockholders' deficit	317,224	264,548

Total liabilities and stockholders' deficit	$549,148	$299,792

See accompanying notes to consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Operations
			For the Period
			April 13, 2006
	For the Year Ended		(Inception) to
	February 28,	February 28,	February 28,
	2011	2010	2011

Sales revenue	$30,870	$-	$30,870

Operating expenses:
Mineral property expenditures	373	-	11,144
General and administrative expenses	173,196	4,209	188,217
Professional fees	325,452	44,589	397,419
Depreciation expense	51,099	-	51,099
Stock based compensation and donations	10,641,050	-	10,641,050
Total operating expenses	11,191,170	48,798	11,288,929

Loss from operations	(11,160,300)	(48,798)	(11,258,059)

Other income (expense):
Interest expense	(13,471)	-	(13,471)
Total other income (expense)	(13,471)	-	(13,471)

Loss before income taxes	(11,173,771)	(48,798)	(11,271,530)
Provision for income taxes	-	-	-

Net loss	(11,173,771)	(48,798)	(11,271,530)

Net loss attributable to noncontrolling interest	53,460	-	53,460

Net loss attibutable to Dolat Ventures, Inc.	$(11,120,311)	$(48,798)	$(11,218,070)

Net loss per share - basic and diluted	$(0.15)	$(0.00)

Weighted average number of shares
outstanding - Basic and Diluted	74,092,661	10,882,164

Net loss attibutable to Dolat Ventures, Inc.	$(11,120,311)	$(48,798)	$(11,218,070)

Foreign currency translation gain (loss)	2,557	-	2,557

Total Comprehensive loss	$(11,117,754)	$(48,798)	$(11,215,513)

See accompanying notes to consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit
For the period April 13, 2006 (Inception) through February 28, 2011

								Deficit
								accumulated	Accumulated
	Preferred stock						Additional	during the	other		Total
	Series A		Series B		Common stock		paid-in	exploration	comprehensive	Noncontrolling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	income (loss)	interest	deficit

Common stock issued to founders for cash at $.0044 per share	-	$-	-	$-	6,600,000	$6,600	$22,400	$-	$-	$-	$29,000

Net loss for the period April 13, 2006 (inception) to February 28, 2007	-	-	-	-	-	-	-	(5,068)	-	-	(5,068)

Balance, February 28, 2007	-	-	-	-	6,600,000	6,600	22,400	(5,068)	-	-	23,932

Net loss for the year ended February 29, 2008	-	-	-	-	-	-	-	(3,099)	-	-	(3,099)

Balance, February 29, 2008	-	-	-	-	6,600,000	6,600	22,400	(8,167)	-	-	20,833

Net loss for the year ended February 28, 2009	-	-	-	-	-	-	-	(40,794)	-	-	(40,794)

Balance, February 28, 2009	-	-	-	-	6,600,000	6,600	22,400	(48,961)	-	-	(19,961)

Common stock issued for cash at and average price of $.17 per share	-	-	-	-	-	-	307,500	-	-	-	307,500

Debt forgiveness - related parties	-	-	-	-	-	-	25,247	-	-	-	25,247

Common stock issued for acquisition of Dove Diamond and Mining, Inc.	-	-	-	-	20,622,000	20,622	(20,062)	-	-	-	560

Net loss for the year ended February 28, 2010	-	-	-	-	-	-	-	(48,798)	-	-	(48,798)

Balance, February 28, 2010	-	-	-	-	27,222,000	27,222	335,085	(97,759)	-	-	264,548

Common stock issued for cash at and average price of $.12 per share	-	-	-	-	5,965,502	5,965	497,035	-	-	-	503,000

Common stock issued as charitable contribution at a fair value of $0.24	-	-	-	-	375,000	375	55,875	-	-	-	56,250

Common stock issued for services and Company support at an average fair value of $0.51	-	-	-	-	20,570,660	20,571	10,564,229	-	-	-	10,584,800

Common stock issued for acquisition of Millennium Mining, LLC	-	-	-	-	30,000,000	30,000	59,913	-	-	-	89,913

Series B Preferred stock issued for services at an average fair value of $0.14	-	-	2,092,199	2,092	-	-	318,431	-	-	-	320,523

Cancellation of Series B Preferred stock issued for services	-	-	(2,092,199)	(2,092)	-	-	(318,431)	-	-	-	(320,523)

Accumulated other comprehensive loss and noncontrolling interest acuired in Millennium Mining, LLC acquisition	-	-	-	-	-	-	-	-	(40,044)	29,971	(10,073)

Foreign currency transaltion adjustment	-	-	-	-	-	-	-	-	2,557	-	2,557

Net loss for the year ended February 28, 2011	-	-	-	-	-	-	-	(11,120,311)	-	(53,460)	(11,173,771)

Balance, February 28, 2011	-	$-	-	$-	84,133,162	$84,133	$11,512,137	$(11,218,070)	$(37,487)	$(23,489)	$317,224

See accompanying notes to consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the Period
			April 13, 2006
			(Inception) to
	For the Year Ended February 28,		February 28,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(11,120,311)	$(48,798)	$(11,218,070)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(53,460)	-	(53,460)
Depreciation	51,099	-	51,099
Mineral property impairment	-	154	1,548
Stock issued for charitable donations	56,250	-	56,250
Stock issued for services	10,584,800	-	10,584,800
Changes in operating assets and liabilities:
Employee advances	8,519	-	8,519
Prepaid expenses	(13,227)	1,400	(13,227)
Bank overdraft	52,910	-	52,910
Related party payables	-	7,022	31,682
Accounts payable and accrued liabilities	(49,442)	11,011	(38,133)
Net cash used in operating activities	(482,862)	(29,211)	(536,082)

Cash flows from investing activities:
Cash acquired from acquisitions	31,039	560	31,599
Acquisition of mineral property	-	(154)	(1,548)
Issuance of note receivable - related party	(47,718)	-	(47,718)
Advances to related entities	-	(298,000)	(298,000)
Net cash used in investing activities	(16,679)	(297,594)	(315,667)

Cash flows from financing activities:
Proceeds from issuance of common stock	503,000	325,000	857,000
Proceeds from loans payable	33,040	-	33,040
Net cash from financing activities	536,040	325,000	890,040

Effect of exchange rate changes on cash	(339)	-	(339)

Net increase in cash	36,160	(1,805)	37,952

Cash at beginning of period	1,792	3,597	-

Cash at end of period	$37,952	$1,792	$37,952

See accompanying notes to consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Continued)

			For the Period
			April 13, 2006
			(Inception) to
	For the Year Ended February 28,		February 28,
	2011	2010	2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$13,471	$-	$13,471

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Forgiveness of debt from related party	$-	$25,247	$25,247

Issuance of 20,622,000 shares of common stock for acquisition
of Dove Diamonda and Mining, Inc.	$-	$560	$560

Issuance of 30,000,000 shares of common stock for acquisition
of Millennium Mining, LLC	$89,913	$-	$89,913

See accompanying notes to consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

Dolat Ventures, Inc., the “Company” was incorporated in Nevada on April 13, 2006 with the intent to engage in the business of mineral property exploration.

On November 9, 2009, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Dove Diamond and Mining, Inc. (“Dove”), a Nevada corporation, and the shareholders of Dove (“Dove Shareholders”) whereby the Company acquired 100% of the issued and outstanding common stock of Dove in exchange (the “Stock Exchange”) for 20,622,000 newly issued shares of its restricted common stock.  The final closing was concluded and is effective December 15, 2009.  For accounting purposes, the Stock Exchange is being accounted for as if Dove is considered a newly created entity.  Dove will import and wholesale rough diamonds and gemstones.

In conjunction with the acquisition of Dove, the Company experienced a change in control. On December 30, 2009 Shmuel Dovid Hauck was nominated and elected by the Board of Directors as President of Dolat Ventures, Inc. upon the resignation of Gary Tice, who previously served as President, Chief Financial Officer, Secretary, and a Director.   Mr. Hauck was also appointed to the Board of Directors on December 30, 2009.

On April 13, 2010, the Company entered into a Share Exchange Agreement with Millennium Mining LLC (“Millennium”), a Sierra Leone Limited Liability Company.   Under the agreement, the company acquired 75% of the capital stock of Millennium in exchange for thirty million (30,000,000) shares of the Company’s common stock. The shares of stock acquired were owned by Mr. Shumel Dovid Hauck, the Company’s President and majority shareholder.  Millennium is an operating entity in the business of mining and wholesale distribution of diamonds and precious gemstones.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,218,070 at February 28, 2011, a net loss and net cash used in operations of $11,120,311 and $482,862, respectively, for the year ended February 28, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company’s to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

period.  Significant estimates in the accompanying consolidated financial statements include the depreciable lives of property and equipment, valuation of share-based payments and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of Dolat Ventures, Inc., its wholly-owned subsidiary, Dove Diamond and Mining, Inc, and its majority-owned subsidiary, Millennium Mining LLC.  All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the 2010 consolidated balance sheet, statement of operations, and statement of cash flows have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At February 28, 2011 and 2010, respectively, the Company had no cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 10 years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Mineral Property and Exploration Costs

The Company has been in the exploration stage since April 13, 2006 and has not yet realized sustainable revenues from its planned operations.  It is primarily engaged in the acquisition, exploration, and development of mining properties and the wholesale distribution and sale of diamonds and precious gemstones.  In accordance with Securities and Exchange Commission Industry Guide 7, mineral property acquisition costs and exploration costs are expensed to operations as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing probable and then proven reserves, the costs then incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable-proven reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability.  In addition, ASC 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three broad levels defined by ASC 820 hierarchy are as follows:

Level 1 – quoted prices for identical assets or liabilities in active markets.
Level 2 – pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.
Level 3 – valuations derived from methods in which one or more significant inputs or significant value drivers are unobservable in the markets.

These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments.  Changes in such judgments could have a material impact on fair value estimates.  In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes.  Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2011. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include related party receivables, prepaid expenses, accounts payable and accrued expenses and related party payables. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with ASC Topic 605, “Revenue Recognition”   (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  Revenue is recognized when the products are received and accepted by the customer.

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

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” ("ASC 505-50"). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

The Company has not adopted a stock option plan and has not granted any stock options as of February 28, 2011.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The FASB has issued ASC 740 “Income Taxes” (formerly, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48)).  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of February 28, 2011.

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars.  In accordance with ASC 830 ‘‘Foreign Currency Matters’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.  Translation adjustments are included in Accumulated Other Comprehensive Income (Loss).

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Dilutive loss per share has not been presented because as of February 28, 2011 and 2010, respectively, there were no common share equivalents outstanding.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of February 28, 2011.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

Exploration Stage Company

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC Topic 915 “Development Stage Entities”.  To date, the Company's planned principal operations have not fully commenced.

Accounting Standards Codification

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, formerly FASB Statement No. 168, the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Update 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash” (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASCU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASC Update 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASCU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued, and the Company adopted, ASC Update No. 2010-05, “Escrowed Share Arrangements and the Presumption of Compensation” (ASCU No. 2010-05”).  ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory.  When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction.  In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds.  In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized.  As it relates to future financings, the adoption of this update may have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update becomes effective for the Company with the interim and annual reporting period beginning November 1,

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011

Note 3 – Recent Accounting Pronouncements (Continued)

2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting periods beginning November 1, 2011.  The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s consolidated financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

Management believes that any other recently issued but not yet effective accounting pronouncements, if adopted, will not have a material effect on the Company’s present or future consolidated financial statements.

Note 4 – Property and Equipment

Property and equipment consisted of the following at February 28, 2011:

Motor vehicles	$52,156
Plant and machinery	502,456
554,612
Less: accumulated depreciation	(104,361)

Property and equipment, net	$450,251

Depreciation expense for the year period from April 13, 2010 (date of acquisition of Millennium Mining LLC) through February 28, 2011 was $51,099.

Note 5 – Acquisition of Subsidiaries

Effective December 15, 2009, the Company acquired 100% of the outstanding capital stock of Dove Diamonds and Mining, Inc., a Nevada Corporation, (“Dove”) through a share exchange transaction.  In consideration of their shares of Dove, the Dove shareholder, Mr. Shmuel Dovid Hauck, the Company’s President and majority shareholder, received Twenty Million Six Hundred Twenty Two Thousand (20,622,000) restricted common shares of the Company.  For accounting purposes, Dove is considered a newly created entity. The net assets acquired were $560, consisting of cash.

On April 13, 2010, the Company acquired 75% of the outstanding capital stock of Millennium Mining LLC (“Millennium”), a Sierra Leone Limited Liability Company in exchange for Thirty Million (30,000,000) newly issued shares of the Company’s common stock, par value $.001 per share.  Millennium is an operating entity in the business of mining and eventual wholesale distribution of diamonds and precious gemstones.

The Millennium shares were acquired from Mr. Shmuel Dovid Hauck, The Company’s President and Director.  As the share exchange was between entities under common control, the net assets acquired and liabilities assumed were recorded at their carrying amounts at the date of acquisition in accordance with ASC 805 “Business Combinations”.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling - interest in Millennium.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011

Cash	$27,522
Other current assets	8,519
Property and equipment, net	551,617
Accounts payable	(107,802)
Bank overdraft	(12,618)
Loans payable	(347,354)

Total identifiable net assets	119,884

Noncontrolling interest in Millennium	(29,971)

$89,913

Note 6 – Mineral Properties

Paula Property, British Columbia, Canada

On October 3, 2006, the Company acquired a 100% undivided right, title and interest in and to the ‘‘Paula Property’’ located in the province of British Columbia, Canada from an unrelated party for $1,000.  From that time through February 28, 2010, the Company has incurred property acquisition and exploration costs totaling $10,771 on the Paula Property.  During the year ended February 28, 2011, the Company has decided to abandon the Paula Property to focus on its operations acquired in Sierra Leone.

Bo District, Sierra Leone

On April 13, 2010, the Company acquired 75% of the capital stock of Millennium Mining LLC (“Millennium”).  Millennium was incorporated in Sierra Leone as a Private Limited Liability Company on March 3, 2008 and commenced commercial operations after obtaining its license from the Ministry of Mineral Resources (Sierra Leone) shortly after.  The Company’s core operations are to mine, extract, refine, and purify precious metals and stones.  The Company buys, sells, distributes and exports diamond bauxite, rutile gold, silver and other precious minerals in Sierra Leone and internationally.

Millennium is party to a mining agreement pursuant to which owners of land in the towns of Gandorhun and Njala in the Tikonko Chiefdom, Bo District of Sierra Leone have agreed to allow Millennium to mine the area in and around the Baimbawai Pool of the Sewa River located between those two towns. According to the terms of the mining agreement dated January 26, 2008, Millennium will fund all diamond mining operations, and shall be responsible for all required machinery, mining equipment and/or structures. The landowners who hold the license to mine this area shall be entitled to thirty percent (30%) of the net profits.

Note 7 – Notes Payable

The Company issued three notes payable as follows: Note One is a non-interest bearing loan in the amount of $17,568 (74,441,165 Sierra Leones) disbursed to the Company on multiple dates between March 15, 2008 and August 5, 2009.  All amounts were payable November 1, 2009.  Note Two is a non-interest bearing loan in the amount of $18,880 (80,000,000 Sierra Leones) obtained on March 30, 2008 and payable June 30, 2008.  Note Three is a non-interest bearing loan secured by a motor vehicle in the amount of $3,304 (14,000,000 Sierra Leones) obtained on November 24, 2009 and due on demand.  All three notes are in default at February 28, 2011.

During the year ended February 28, 2011, one of the Company’s banks credited their overdraft balance by $33,040 (140,000,000 Sierra Leones) and created a Bank Loan for this amount.  This loan accrues interest monthly which is automatically charged to the bank account.  Interest expense of $13,428 was paid from April 13, 2010 (date of acquisition of Millennium Mining LLC) through February 28, 2011.

Note 8 – Related Party Transactions

As of February 28, 2009 the Company had received $24,660 from associates of the Company’s management. These advances were unsecured and non-interest bearing.  During the year ended February 28, 2010 the Company received an additional $7,022 from Company’s management, and $25,247 of this debt was forgiven and credited to additional paid in capital, resulting in a balance of $6,435 due to related parties as of February 28, 2010 and 2011.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011

On November 9, 2009, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Dove Diamond and Mining, Inc. (“Dove”), a Nevada corporation, and the shareholders of Dove (“Dove Shareholders”) whereby the Company acquired 100% of the issued and outstanding common stock of Dove in exchange (the “Stock Exchange”) for 20,622,000 newly issued shares of its restricted common stock.  The final closing was concluded and is effective December 15, 2009

During the year ended February 28, 2010, Dove advanced $298,000 to a Millennium, which at the time was majority owned by the Company’s President and majority shareholder.  On April 13, 2010, the Company acquired a 75% interest in Millennium.

On September 29, 2009, Mr. Gary Tice and Ms. Nigar Lila executed a stock Purchase Agreement, pursuant to which Ms. Lila agreed to sell all of her holding in Dolat to Mr. Tice for $250,000.  Ms. Lila resigned from the Board of Directors on September 22, 2009 and was replaced by Gary Tice, who was appointed President the same day.

On December 30, 2009 Shmuel Dovid Hauck was nominated and elected by the Board of Directors as President of the Company upon the resignation of Gary Tice, who previously served as President, Chief Financial Officer, Secretary, and a Director.   Mr. Hauck was also appointed to the Board of Directors on December 30, 2009.

For the years ended February 28, 2010 and February 28, 2009 the Company paid a total of $220 and $2,500, respectively, to the Company’s sole officer for administrative services rendered to the Company.

On April 13, 2010, the Company entered into a Share Exchange Agreement with Millennium Mining LLC (“Millennium”), a Sierra Leone Limited Liability Company.   Under the agreement, the company acquired 75% of the capital stock of Millennium in exchange for thirty million (30,000,000) shares of the Company’s common stock. The shares of stock acquired were owned by Mr. Shmuel Dovid Hauck, the Company’s President and majority shareholder.

On July 21, 2010, the Company issued 1,000,000 shares of its restricted common stock to the brother-in-law of the Company’s President and Director for compensation for past support of the Company.

Note 9 – Stockholders’ Deficit

On June 19, 2006, the Company issued 4,000,000 restricted shares of its common stock for $4,000 cash, or $.001 per share.

On June 26, 2006, the Company issued 1,000,000 restricted shares of its common stock for $1,000 cash, or $.001 per share.

On August 21, 2006, the Company issued 800,000 restricted shares of its common stock for $8,000 cash, or $.01 per share.

On December 1, 2006, the Company issued 800,000 restricted shares of its common stock for $16,000 cash, or $.02 per share.

On December 15, 2009, the Company issued 20,622,000 shares of stock to two individuals in exchange for 100% of the shares of the outstanding capital stock of Dove Diamonds and Mining, Inc.

During the year ended February 28, 2010, the company sold 1,803,279 restricted shares of its common stock for $325,000 or $0.18 per share.  The Company incurred $17,500 of expense related to sale of these shares.

On April 13, 2010, the Company issued 30,000,000 shares of common stock in a share exchange agreement for 75% of Millennium Mining LLC common stock.

On July 29, 2010, the Company filed an amendment to its articles of incorporation with the Nevada Secretary of State to increase its authorized number of common shares to 250,000,000 at $0.001 par value and authorized 25,000,000 shares of preferred stock with a par value of $0.001.  Also on July 29, 2010, the Board of Directors of the Company filed a Designation of Series A Preferred Stock creating 1,000,000 shares of Series A Preferred Stock and a Designation of Series B Preferred Stock creating 24,000,000 shares of Series B Preferred Stock.

During the year ended February 28, 2011, the Company issued a total of 4,162,223 restricted shares of its common stock for $503,000 cash, or an average of $0.12 per share, under private placements.

During the year ended February 28, 2011, the Company issued 861,000 shares of its restricted common stock to various individuals and entities for services at a value of $126,650, or an average of $0.147 per share, based on the market value at the date of issuance.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011

During the year ended February 28, 2011, the Company issued 375,000 shares of its restricted common stock to various charitable organizations as donations at a value of $56,250, or an average of $0.15 per share, based on the market value at the date of issuance.

During the year ended February 28, 2011, the Company issued 19,709,660 shares of its restricted common stock to various individuals and entities for past support of the Company at a value of $10,458,150, or an average of $0.53 per share, based on the market value at the date of issuance.

During the year ended February 28, 2011, the Company issued 2,092,199 shares of its Series B preferred stock to various individuals and entities for global public relations at a value of $320,523, or an average of $0.153 per share, based on the market value of its common stock at the date of issuance.  The Company cancelled these shares, and the shares were returned, on February 27, 2010 as the services were not performed by the recipients.

The Company has not adopted a stock option plan and has not granted any stock options or issued any warrants as of February 28, 2011.

Note 10 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of February 28, 2011 and 2010, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the years ended February 28, 2011 and 2010:

	2011	2010
U.S. federal statutory rate	34%	34%
Valuation reserve	-34%	-34%
Total	0%	0%

As of February 28, 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the consolidated financial statements.  Tax positions include, but are not limited to, the following:

•	An allocation or shift of income between taxing jurisdictions;
•	The characterization of income or a decision to exclude reportable taxable income in a tax return; or

•	A decision to classify a transaction, entity or other position in a tax return as tax exempt.

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of February 28, 2011.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at February 28, 2011, and has not recognized interest and/or penalties in the statement of operations for either period.

Note 11 – Subsequent Events

On April 11, 2011, the Company issued 555,000 restricted shares of its common stock for $50,000 cash, or $.09 per share in a private placement.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 17, 2010, LBB & Associates Ltd., LLP (“LBB”) resigned as the Company’s independent registered public accounting firm. The reports of LBB on the Company’s financial statements as of and for the periods ended February 28, 2010 and 2009 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principles.  However, the reports of PSH on the Company’s financial statements as of and for the years ended February 28, 2010 and 2009 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company incurred net losses since inception and existing uncertain conditions which the Company faces relative to its obtaining capital in the equity market.

On June 29, 2010, the Company engaged Pritchett, Siler & Hardy PC Certified Public Accountants (“PSH”) as its independent registered public accounting firm to audit the Company’s financial statements for the year ended February 28, 2011. The Company did not, during its two most recent fiscal years or in any subsequent interim period prior to engaging PSH, consult with PSH regarding:

(i)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements whereby a written report was provided to the Company or oral advice was provided that PSH concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On May 3, 2011, PSH resigned as the Company’s independent registered public accounting firm. The decision of PSH to resign as the Company’s independent registered accounting firm was due to its unavailability of auditor staff to staff the audit engagement in the given time frame in order for the Company to submit their filings in a timely manner.

During the period from June 29, 2010 (the date PSH was engaged by the Company) until their resignation on May 3, 2011, there (i) have been no disagreements between the Company and PSH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PSH, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years and (ii) were no reportable events of the kind in Item 304(a)(1)(v) of Regulation S-K.

On May 9, 2011, the Company engaged Eugene M. Egeberg, CPA (“Egeberg”) as its independent registered public accounting firm to audit the Company’s financial statements for the year ended February 28, 2011. The Company did not, during its two most recent fiscal years or in any subsequent interim period prior to engaging Egeberg, consult with Egeberg regarding:

(iii)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements whereby a written report was provided to the Company or oral advice was provided that Egeberg concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(iv)	any matter that was either the subject of a disagreement or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of February 28, 2011, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at February 28, 2011:

1.	Lack of independent directors to provide oversight in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.
Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

4.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
5.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

•	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt for its continued exploration activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since

Shmuel Dovid Hauck	29	President, Chief Financial Officer and Director	12/30/2009

Shlomo Bleier	63	Secretary and Chief Operating Officer	1/25/2010

Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.  Officers hold their positions at the will of the Board of Directors, absent any employment agreement.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs.  There is a family relationship among our directors and executive officers.  Mr. Shlomo Bleier is the father-in-law of Shmuel Dovid Hauck, the President and Director of the Company.

Biography of Directors and Officers

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

Shlomo Bleier, Secretary and Chief Operating Officer

Mr. Bleier has worked in the diamond industry for over 35 years and has been involved in mining operations in Brazil and Sierra Leone for the past 10 years. In 1973, Mr. Bleier moved from Israel to New York City where he joined the diamond industry and worked as a diamond cutter and polisher specializing in large stones; managing the process from rough to finished product. From 1993 to 1999, he worked for Simcha Diamond Ltd. in Brazil, where he successfully mined gold and diamonds.  From 2000 to 2004 he was a partner in S & T Mining Group, a Sierra Leone mining operation where he served as head administrator of operations, prospecting, surveying and mining.  Since 2004 he has been active in many diamond projects based in Sierra Leone.  With nearly 10 years of experience operating in Sierra Leone, Mr. Bleier has extensive experience in all aspects of mining for diamonds from initial inception to finished product. On May 19, 2009 Dove Diamonds and Mining. Inc. appointed Mr. Bleier to be its Secretary and Chief Operating Officer. Mr. Bleier was also elected to Dove’s Board of Directors on May 19, 2009.  He has been a member of the Diamond Club of New York since 1980.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them except: Shmuel Dovid Hauck (1 late filing / 2 late transactions) and Shlomo Bleier (1 late filing / 1 late transaction).

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code

Committees of the Board of Directors

We do not have any separately-designated committees of the board. Audit committee functions are performed by Shmuel Dovid Hauck, who also serves as an officer of the Company. None of our directors are deemed independent. Mr. Hauck is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by Mr. Hauck.

Auditors

Our principal independent accountant is Eugene M. Egeberg, CPA.

Item 11.	Executive Compensation.

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors.  Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.  Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors. Reasonable travel expenses are reimbursed.

The following tables set forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as Dolat Ventures, Inc.’s principal executive officers during the last two completed fiscal years, and all non-cash compensation awarded to those same individuals as of February 28, 2011.

						Stock	All Other
Name and Principal Position	Year	Salary		Bonus		Awards	Compensation	Total
		$		$		$	$	$-

Shmuel Dovid Hauck,	2011		-		-	-	-	-
President, Chief Financial	2010		-		-	-	-	-
Officer, Director (1)

Shlomo Bleier, Chief Operating	2011		-		-	-	-	-
Officer and Secretary (2)	2010		-		-	-	-	-

(1)	Mr. Shumel Dovid Hauck was appointed as President, Chief Financial Officer and Director on December 30, 2009.
(2)	Mr. Shlomo Bleier was appointed as Chief Operating Officer and Secretary on January 25, 2010.

There are no formal written employment arrangements in place. We do not have any agreements or understandings that would change the terms of compensation during the course of the year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the common stock as of February 28, 2011, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

		Shares	Percent
	Title of Stock	Beneficially	of
Name of Beneficial Owner (2)	Class	Owned	Class (1)

Shmuel Dovid Hauck (4) (5)	Common Stock	40,311,000	47.91%

Shlomo Bleier (5)	Common Stock	10,311,000	12.26%

Rivie Schwebel (3)	Common Stock	5,166,666	6.14%

All Directors and Officers as a Group	Common Stock	50,622,000	60.17%

(1)	The percentage of common stock is calculated based upon 84,133,162 shares issued and outstanding as of February 28, 2011.

(2)	Unless other wise indicated, the address of each person listed is c/o Dolat Ventures, Inc., 545 Eighth Avenue,uite 401, New York, NY 10018

(3)	The address of Rivie Schwebel is 1059 ast inth St, Brooklyn, NY 11230.

(4)	Indicates director.

(5)	Indicates officer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

As described in Item I, Part I of this Annual Report on Form 10-K, on December 15, 2009, the Company acquired 100% of the outstanding capital stock of Dove Diamonds and Mining, Inc.  The capital stock of Dove was acquired from Dovid Hauck, the Company’s President and Director and Shlomo Bleier, the Company’s Secretary and COO, in exchange for a total of 20,622,000   restricted shares of the Company’s common stock.

As described in Item I, Part I of this Annual Report on Form 10-K, on April 13, 2010, the Company acquired 75% of the outstanding capital stock of Millennium Mining, LLC. The capital stock of Millennium was acquired from Dovid Hauck, the Company’s President and Director in exchange for 30,000,000 restricted shares of the Company’s common stock.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

On June 17, 2010, the Company replaced LBB & Associates Ltd., LLP and engaged Pritchett, Siler & Hardy PC as its independent registered public accounting firm as of and for the year ended February 28, 2011.  The change in independent registered public accounting firm is not the result of any disagreement with LBB & Associates Ltd., LLP.

On May 3, 2011, the Company replaced Pritchett, Siler & Hardy PC and engaged Eugene M. Egeberg, CPA as its independent registered public accounting firm as of and for the year ended February 28, 2011.  The change in independent registered public accounting firm is not the result of any disagreement with Pritchett, Siler & Hardy PC.

	2011 (1)	2010 (2)

Audit fees	$28,202	$13,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

	$28,202	$13,500

(1) Includes estimated fees to be billed in 2012 for fiscal 2011.

(2) Includes fees billed in 2011 for fiscal 2010.

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the consolidated financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent public accountants in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements and the financial statements of our subsidiaries that were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by our independent public accountants and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

See Item 8. Financial Statements and Supplementary Data

Exhibits

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Bylaws (1)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 10.1	Agreement and Plan of Acquisition between Dolat Ventures, Inc. and Dove Diamonds & Mining, Inc. (3)
Exhibit 10.2	Share Exchange Agreement between Dolat Ventures, Inc. and Millennium Mining LLC (4)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive and Financial Officer (5)
Exhibit 32.1	Certification by the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Incorporated by reference from Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2008.
(2)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2010.
(3)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2009.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2010.
(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Shmuel Dovid Hauck	July 15, 2011
Shmuel Dovid Hauck, President and Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Shmuel Dovid Hauck	July 15, 2011
Shmuel Dovid Hauck, President and Director	Date