Form 10-Q
period 2011-05-31
Dolat Ventures, Inc.
filed 2011-07-22
CIK 1436568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 001-34128

Dolat Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1885936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

545 Eighth Avenue, Suite 401 New York, NY	10018
(Address of principal executive offices)	(Zip Code)

(212) 502-6657
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No  ☒

As of as of July 15, 2011 the registrant had 84,688,717 shares of its Common Stock, $0.001 par value, outstanding.

DOLAT VENTURES, INC.
FORM 10-Q
MAY 31, 2011
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets as of May 31, 2011 (unaudited) and February 28, 2011
Consolidated Statements of Operations for the Three Months Ended May 31, 2011 and 2010 and for the Period April 13, 2006 (Inception) to May 31, 2011 (unaudited)
Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2011 and 2010 and for the Period April 13, 2006 (Inception) to May 31, 2011 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed & Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Balance Sheets

	May 31	February 28,
	2011	2011
	(unaudited)
ASSETS

Current assets
Cash	$37,295	$37,952
Related party note receivable	46,482	47,718
Prepaid expenses	22,500	13,227
Total current assets	106,277	98,897

Property and equipment, net	429,036	450,251

Total assets	$535,313	$549,148

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$76,239	$65,528
Accounts payable	60,323	75,469
Accrued liabilities	9,200	11,700
Related party payables	6,435	6,435
Notes payable	157,496	72,792
Total liabilities	309,693	231,924

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized
Series A preferred stock, 1,000,000 shares designated,
no shares shares issued and outstanding	-	-
Series B preferred stock, 24,000,000 shares designated,
no shares shares issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
84,688,717 and 84,133,162 shares issued and outstanding
at May 31, 2011 and February 28, 2010, respectively	84,689	84,133
Additional paid-in capital	11,561,581	11,512,137
Accumulated other comprehensive income (loss)	(46,567)	(37,487)
Deficit accumulated during the exploration stage	(11,328,680)	(11,218,070)
Total Dolat Ventures stockholders' deficit	271,023	340,713
Noncontrolling interest	(45,403)	(23,489)
Total stockholders' deficit	225,620	317,224

Total liabilities and stockholders' deficit	$535,313	$549,148

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

			For the Period
			April 13, 2006
	For the Three Months Ended		(Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011

Sales revenue	$-	$-	$30,870

Operating expenses:
Mineral property expenditures	-	-	11,144
General and administrative expenses	59,198	39,785	247,415
Professional fees	53,772	50,144	451,191
Depreciation expense	13,697	15,184	64,796
Stock based compensation and donations	-	2,746,449	10,641,050
Total operating expenses	126,667	2,851,562	11,415,596

Loss from operations	(126,667)	(2,851,562)	(11,384,726)

Other income (expense):
Interest expense	(5,857)	(3,066)	(19,328)
Total other income (expense)	(5,857)	(3,066)	(19,328)

Loss before income taxes	(132,524)	(2,854,628)	(11,404,054)
Provision for income taxes	-	-	-

Net loss	(132,524)	(2,854,628)	(11,404,054)

Net loss attributable to noncontrolling interest	21,914	9,499	75,374

Net loss attibutable to Dolat Ventures, Inc.	$(110,610)	$(2,845,129)	$(11,328,680)

Net loss per share - basic and diluted	$(0.00)	$(0.06)

Weighted average number of shares
outstanding - Basic and Diluted	84,435,094	51,064,167

Net loss attibutable to Dolat Ventures, Inc.	$(110,610)	$(2,845,129)	$(11,328,680)

Foreign currency translation gain (loss)	(9,080)	(9,309)	(6,523)

Total comprehensive loss	$(119,690)	$(2,854,438)	$(11,335,203)

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)
			For the Period
			April 13, 2006
	For the Three Months Ended		(Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(110,610)	$(2,845,129)	$(11,328,680)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(21,914)	(9,499)	(75,374)
Depreciation	13,697	15,184	64,796
Mineral property impairment	-	-	1,548
Stock issued for charitable donations	-	-	56,250
Stock issued for services	-	2,746,449	10,584,800
Changes in operating assets and liabilities:
Employee advances	-	-	8,519
Prepaid expenses	(9,273)	-	(22,500)
Bank overdraft	10,711	-	63,621
Related party payables	-	-	31,682
Accounts payable and accrued liabilities	(17,646)	(21,767)	(55,779)
Net cash used in operating activities	(135,035)	(114,762)	(671,117)

Cash flows from investing activities:
Cash acquired from acquisitions	-	6,383	31,599
Acquisition of property and equipment	(4,000)	-	(4,000)
Acquisition of mineral property	-	-	(1,548)
Issuance of note receivable - related party	-	-	(47,718)
Advances to related entities	-	-	(298,000)
Net cash from (used in) investing activities	(4,000)	6,383	(319,667)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	175,000	907,000
Proceeds from loans payable	100,000	-	133,040
Payments on loans payable	(15,296)	-	(15,296)
Net cash from financing activities	134,704	175,000	1,024,744

Effect of exchange rate changes on cash	3,674	(1,333)	3,335

Net increase (decrease) in cash	(657)	65,288	37,295

Cash at beginning of period	37,952	1,792	-

Cash at end of period	$37,295	$67,080	$37,295

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

			For the Period
			April 13, 2006
	For the Three Months Ended		(Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$5,857	$-	$19,328

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Forgiveness of debt from related party	$-	$-	$25,247

Issuance of 20,622,000 shares of common stock for acquisition of Dove Diamonda and Mining, Inc.	$-	$-	$560

Issuance of 30,000,000 shares of common stock for acquisition of Millennium Mining, LLC	$-	$75,474	$89,913

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,328,680 at May 31, 2011, a net loss and net cash used in operations of $110,610 and $135,035, respectively, for the three months ended May 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company’s to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital.  No assurance can be given that the Company will be successful in these efforts.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates in the accompanying consolidated financial statements include the depreciable lives of property and equipment, valuation of share-based payments and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of Dolat Ventures, Inc., its wholly-owned subsidiary, Dove Diamond and Mining, Inc, and its majority-owned subsidiary, Millennium Mining LLC.  All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the 2010 statement of operations, and statement of cash flows have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At May 31, 2011 and February 28, 2010, respectively, the Company had no cash equivalents.

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

Depreciation expense was $13,697 and $15,184 for the three months ended May 31, 2011 and 2010, respectively.

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

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2011. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include related party receivables, prepaid expenses, accounts payable and accrued expenses and related party payables. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

The Company has not adopted a stock option plan and has not granted any stock options as of May 31, 2011.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of May 31, 2011.

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Dilutive loss per share has not been presented because as of May 31, 2011 and 2010, respectively, there were no common share equivalents outstanding.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of May 31, 2011.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to May 31, 2011 through the date these financial statements were issued.

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 3 – Mineral Properties

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

Note 4 – Notes Payable

The Company issued three notes payable as follows: Note One is a non-interest bearing loan in the amount of $17,113 (74,441,165 Sierra Leones) disbursed to the Company on multiple dates between March 15, 2008 and August 5, 2009.  All amounts were payable November 1, 2009.  Note Two is a non-interest bearing loan in the amount of $18,391 (80,000,000 Sierra Leones) obtained on March 30, 2008 and payable June 30, 2008.  Note Three is a non-interest bearing loan secured by a motor vehicle in the amount of $3,218 (14,000,000 Sierra Leones) obtained on November 24, 2009 and due on demand.  All three notes are in default at May 31, 2011.

During the year ended February 28, 2011, one of the Company’s banks credited their overdraft balance by $34,070 (140,000,000 Sierra Leones) and created a Bank Loan for this amount.  During the three months ended May 31, 2011, $15,296 (58,333,333 Sierra Leones) was paid on the loan leaving a balance of $18,774 (81,666,667 Sierra Leones).  This loan accrues interest monthly which is automatically charged to the bank account.  Interest expense of $602 was paid during the three months ended May 31, 2011.

On March 31, 2011, the Company issued a short-term note payable in the amount of $100,000.  The note is non-interest bearing and is due January 31, 2012.

Note 5 – Related Party Transactions

As of February 28, 2009 the Company had received $24,660 from associates of the Company’s management. These advances were unsecured and non-interest bearing.  During the year ended February 28, 2010 the Company received an additional $7,022 from Company’s management, and $25,247 of this debt was forgiven and credited to additional paid in capital, resulting in a balance of $6,435 due to related parties as of February 28, 2011 and May 31, 2011.

On November 9, 2009, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Dove Diamond and Mining, Inc. (“Dove”), a Nevada corporation, and the shareholders of Dove (“Dove Shareholders”) whereby the Company acquired 100% of the issued and outstanding common stock of Dove in exchange (the “Stock Exchange”) for 20,622,000 newly issued shares of its restricted common stock.  The final closing was concluded and is effective December 15, 2009

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 5 – Related Party Transactions (Continued)

During the year ended February 28, 2010, Dove advanced $298,000 to a Millennium, which at the time was majority owned by the Company’s President and majority shareholder .   On April 13, 2010, the Company acquired a 75% interest in Millennium.

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

Note 6 – Stockholders’ Deficit

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

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2011
(unaudited)

Note 6 – Stockholders’ Deficit (Continued)

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

During the three months ended May 31, 2011, the Company issued 555,555 restricted shares of its common stock for $50,000 cash, or $0.09 per share, under a private placement.

The Company has not adopted a stock option plan and has not granted any stock options or issued any warrants as of May 31, 2011.

Note 7 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of May 31, 2011 and February 28, 2010, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the three months ended May 31, 2011 and 2010:

	2011	2010
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	-34%
Total	0%	0%

As of May 31, 2011, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of May 31, 2011.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at May 31, 2011, and has not recognized interest and/or penalties in the statement of operations for either period.

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

Dolat Ventures, Inc. (the "Company", “Dolat”, “DOLV”, “we”, “us” or “our”), through its wholly and majority owned subsidiaries, Dove Diamonds and Mining, Inc. and Millennium Mining LLC, respectively, is focused on the early stages of acquiring diamonds, gems and precious stones from a variety of locations throughout the African continent.

Company History

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

Results of Operations

For the Three Months Ended May 31, 2011 and 2010

Revenues

The Company had no revenues for the three months ended May 31, 2011 and 2010.

Operating Expenses

For the three months ended May 31, 2011, our operating expenses were $126,667 compared to $2,851,562 for the three months ended May 31, 2010, representing an decrease of $2,724,895.  In 2011 we incurred higher general and administrative expenses of $59,198 compared to $39,785 in 2010, primarily related to the results of operations of Millennium included in the full quarter ended May 31, 2011 as opposed to half of the quarter in 2010.  Professional fees increased in 2011 to $53,772 from $50,144 in 2010.  In 2010, we incurred $2,746,449 of stock compensation issued to various consultants and supporters of the Company for which we did not incur such costs in 2011.

During the three months ended May 31, 2011, we incurred interest expense of $5,857 compared to $3,066 in the same period of 2010 relating to debt acquired in the acquisition of Millennium.

Net Loss

For the period from April 13, 2006 (date of inception) to May 31, 2011, we have incurred an accumulated loss of $11,328,680 attributable to our shareholders.

Liquidity and Capital Resources

Overview

For the three months ended May 31, 2011, we funded our limited operations through financing activities consisting primarily of private placements of equity securities with outside investors, and by loans from an individual. Our principal use of funds during the three months ended May 31, 2011 has been for the ongoing exploration efforts to develop our mining properties and for general corporate expenses.

Liquidity and Capital Resources during the three months ended May 31, 2011 compared to the three months ended May 31, 2010

As of May 31, 2011, the Company had cash of $37,295 and a deficit in working capital of $203,416.  The Company generated a negative cash flow from operations of $135,035 for the three months ended May 31, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $110,610, non-controlling interest’s share of the Company’s net loss of $21,914 and changes in operating assets and liabilities of $16,208, offset by depreciation of $13,697.  Cash used in operations for the three months ended May 31, 2010 was $114,762, consisting of a net loss of $2,845,129, non-controlling interest’s share of the Company’s net loss of $9,499 and changes in operating assets and liabilities of $21,767, offset by common stock issued for services of $2,746,449 and depreciation of $15,184.

Cash used in investing activities increased by $10,383 for the three months ended May 31, 2011 compared to the three months ended May 28, 2010 primarily due to acquisition of property and equipment in 2011.  Cash from financing activities decreased by $40,296 for the year three months May 31, 2011 compared to 2010 due to decreased proceeds from the issuance of common stock and notes payable of $25,000 and loan payments made of $15,296 in 2011.

We will require additional financing during the current fiscal year according to our planned exploration and operational activities. We plan to spend approximately $2,500,000 from June, 2011 to May, 2012 to carry out exploration, operational and administration activities on our Sierra Leone mineral properties and establish our wholesale sales activities. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended February 28, 2011 regarding concerns about our ability to continue as a going concern. Our unaudited consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all of these significant accounting policies impact the Company’s consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. We believe that the estimates and assumptions that are most important to the portrayal of our consolidated financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting for mineral property costs, impairment of long-lived assets, income taxes and stock-based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future consolidated financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Interim Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.
Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

 To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 1A.	Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.  Please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 15, 2011, the Company issued 555,555 shares of its restricted common stock in a private placement for a total of $50,000 ($0.09 per share).  The proceeds will be used for exploration and general corporate purposes.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.    Exhibits

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Bylaws (1)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 10.1	Agreement and Plan of Acquisition between Dolat Ventures, Inc. and Dove Diamonds & Mining, Inc. (3)
Exhibit 10.2	Share Exchange Agreement between Dolat Ventures, Inc. and Millennium Mining LLC (4)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive and Financial Officer (5)
Exhibit 32.1	Certification by the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Incorporated by reference from Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2008.
(2)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2010.
(3)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2009.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2010.
(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Shmuel Dovid Hauck	July 22, 2011
Shmuel Dovid Hauck, President and Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date