Form 10-K/A
period 2011-02-28
Dolat Ventures, Inc.
filed 2011-08-19
CIK 1436568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 to
FORM 10-K/A

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

EXPLANATORY NOTE

Dolat Ventures, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to include the Independent Registered Public Accounting Firm’s Report by its New Independent Public Accounting Firm (Eugene M Egeberg, CPA) for the year ended February 28, 2010.  The inclusion of the Report of Eugene M Egeberg, CPA for the year ended February 28, 2010 was necessitated as the Company’s Former Independent Public Accounting Firm (LBB & Associated Ltd, LLP) refused to provide their consent for the inclusion of their previous Report on the Company’s financial statements for the year ended February 28, 2010.

For ease of reference, this Amendment No. 1 amends the Independent Registered Public Accounting Firm’s Report on page 16 of this Amendment No. 1 on Form 10-K/A and is the only section in which revisions to the Original Filing have been made. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 1.

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

Millennium is party to a mining agreement pursuant to which owners of land in the towns of Gandorhun and Njala in the Tikonko Chiefdom, Bo District of Sierra Leone have agreed to allow Millennium to mine the area in and around the Baimbawai Pool of the Sewa River located between those two towns. The Sewa River, located in the heart of Sierra Leone, is renowned for its diamonds production and has been successfully mined for over 50 years. The Sewa River is formed by the junction of the Bagbe and Bafi rivers and it flows 150 mi (240 km) to join the Waanje River and form the Kittam, which empties into the Atlantic Ocean. The country’s most important commercial river, it has historically produced the bulk of Sierra Leone’s diamond exports.

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

Our auditor’s report on our 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing concern. Because obtaining investment capital in not certain, or that our officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, we may not have the funds necessary to continue our operations. See “February 28, 2011 Audited Financial Statements.”

We have a limited operating history and are still in the exploration stage .

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

Volatility of stock prices

In the event a public market continues for our Common Stock, market prices will be influenced by many factors, and will be subject to significant fluctuation in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to the Company’s activities, future financial condition and management.

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

The Company has adopted provisions to its Articles of Incorporation and Bylaws which limit the liability of its Officers and Directors, and provide for indemnification by the Company of its Officers and Directors to the full extent permitted by Nevada corporate law, which generally provides that its officers and directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit.  Such provisions substantially limit the shareholder’s ability to hold officers and directors liable for breaches of fiduciary duty, and may require the Company to indemnify its officers and directors.

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

Market Information

The Company’s common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “DOLV.OB”.  As of February 28, 2011, the Company’s common stock was held by 133 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

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

Penny Stock

Our common stock is considered to be a “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

–	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

–
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

–	contains a toll-free telephone number for inquiries on disciplinary actions;

–	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

–	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

–	bid and offer quotations for the penny stock;

–	the compensation of the broker-dealer and its salesperson in the transaction;

–	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

–	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

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

Millennium is party to a mining agreement pursuant to which owners of land in the towns of Gandorhun and Njala in the Tikonko Chiefdom, Bo District of Sierra Leone have agreed to allow Millennium to mine the area in and around the Baimbawai Pool of the Sewa River located between those two towns. The Sewa River, located in the heart of Sierra Leone, is renowned for its diamonds production and has been successfully mined for over 50 years. The Sewa River is formed by the junction of the Bagbe and Bafi rivers and it flows 150 mi (240 km) to join the Waanje River and form the Kittam, which empties into the Atlantic Ocean. The country’s most important commercial river, it has historically produced the bulk of Sierra Leone’s diamond exports.

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

Liquidity and Capital Resources during the year ended February 28, 2011 compared to the year ended February 28, 2010

As of February 28, 2011, the Company had cash of $37,952 and a deficit in working capital of $133,027.  The Company generated a negative cash flow from operations of $482,862 for the year ended February 28, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company’s net loss from operations of $11,120,311 and non-controlling interests share of the Company’s net loss of $53,460, offset by common stock issued for services and charitable contributions of $10,641,050 and depreciation of $51,099.  Cash used in operations for the year ended February 28, 2011 was $29,211, consisting of a net loss of $48,798 offset by changes in operating assets and liabilities and mineral property impairment of $19,587.

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
(410) 218-1711

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

To the Board of Directors of
Dolat Ventures, Inc.
(An Exploration Stage Company)
New York, NY

We have audited the accompanying consolidated balance sheets of Dolat Ventures, Inc. (the “Company”) as of February 28, 2011 and February 28, 2010  and the related consolidated statements of operation, stockholders' equity (deficit), and cash flows for the years ended February 28, 2011 and 2010 and for the period from April 13, 2006 (inception) through February 28, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dolat Ventures, Inc. as of February 28, 2011 and 2010, and the results of its operations and its cash flows for each of the years ended February 28, 2011, February 28, 2010 and for the period from April 13, 2006 (inception) through February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected losses in 2012 raise substantial doubt about its ability to continue as a Going Concern. The 2010 and 2011 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

______________________________
Eugene M Egeberg, CPA
Baltimore, MD
19 August 2011

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Balance Sheets

	February 28,	February 28,
	2011	2010

ASSETS

Current assets
Cash	$37,952	$1,792
Related party receivable	—	298,000
Related party note receivable	47,718	—
Prepaid expenses	13,227	—
Total current assets	98,897	299,792

Property and equipment, net	450,251	—

Total assets	$549,148	$299,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$65,528	$—
Accounts payable	75,469	11,309
Accrued liabilities	11,700	17,500
Related party payables	6,435	6,435
Notes payable	72,792	—
Total liabilities	231,924	35,244

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized
Series A preferred stock, 1,000,000 shares designated, no shares shares issued and outstanding	—	—
Series B preferred stock, 24,000,000 shares designated, no shares shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 and 75,000,000 shares authorized, 84,133,162 and 27,222,000 shares issued and outstanding at February 28, 2011 and 2010, respectively	84,133	27,222
Additional paid-in capital	11,512,137	335,085
Accumulated other comprehensive income (loss)	(37,487)	—
Deficit accumulated during the exploration stage	(11,218,070)	(97,759)
Total Dolat Ventures stockholders’ deficit	340,713	264,548
Noncontrolling interest	(23,489)	—
Total stockholders’ deficit	317,224	264,548

Total liabilities and stockholders’ deficit	$549,148	$299,792

See accompanying notes to consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Operations
			For the Period
			April 13, 2006
	For the Year Ended		(Inception) to
	February 28,	February 28,	February 28,
	2011	2010	2011

Sales revenue	$30,870	$—	$30,870

Operating expenses:
Mineral property expenditures	373	—	11,144
General and administrative expenses	173,196	4,209	188,217
Professional fees	325,452	44,589	397,419
Depreciation expense	51,099	—	51,099
Stock based compensation and donations	10,641,050	—	10,641,050
Total operating expenses	11,191,170	48,798	11,288,929

Loss from operations	(11,160,300)	(48,798)	(11,258,059)

Other income (expense):
Interest expense	(13,471)	—	(13,471)
Total other income (expense)	(13,471)	—	(13,471)

Loss before income taxes	(11,173,771)	(48,798)	(11,271,530)
Provision for income taxes	—	—	—

Net loss	(11,173,771)	(48,798)	(11,271,530)

Net loss attributable to noncontrolling interest	53,460	—	53,460

Net loss attibutable to Dolat Ventures, Inc.	$(11,120,311)	$(48,798)	$(11,218,070)

Net loss per share - basic and diluted	$(0.15)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	74,092,661	10,882,164

Net loss attibutable to Dolat Ventures, Inc.	$(11,120,311)	$(48,798)	$(11,218,070)

Foreign currency translation gain (loss)	2,557	—	2,557

Total Comprehensive loss	$(11,117,754)	$(48,798)	$(11,215,513)

See accompanying notes to consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Deficit
For the period April 13, 2006 (Inception) through February 28, 2011

								Deficit
								accumulated	Accumulated
	Preferred stock						Additional	during the	other		Total
	Series A		Series B		Common stock		paid-in	exploration	comprehensive	Noncontrolling	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	income (loss)	interest	deficit

Common stock issued to founders for cash at $.0044 per share	—	$—	—	$—	6,600,000	$6,600	$22,400	$—	$—	$—	$29,000

Net loss for the period April 13, 2006 (inception) to February 28, 2007	—	—	—	—	—	—	—	(5,068)	—	—	(5,068)

Balance, February 28, 2007	—	—	—	—	6,600,000	6,600	22,400	(5,068)	—	—	23,932

Net loss for the year ended February 29, 2008	—	—	—	—	—	—	—	(3,099)	—	—	(3,099)

Balance, February 29, 2008	—	—	—	—	6,600,000	6,600	22,400	(8,167)	—	—	20,833

Net loss for the year ended February 28, 2009	—	—	—	—	—	—	—	(40,794)	—	—	(40,794)

Balance, February 28, 2009	—	—	—	—	6,600,000	6,600	22,400	(48,961)	—	—	(19,961)

Common stock issued for cash at and average price of $.17 per share	—	—	—	—	—	—	307,500	—	—	—	307,500

Debt forgiveness - related parties	—	—	—	—	—	—	25,247	—	—	—	25,247

Common stock issued for acquisition of Dove Diamond and Mining, Inc.	—	—	—	—	20,622,000	20,622	(20,062)	—	—	—	560

Net loss for the year ended February 28, 2010	—	—	—	—	—	—	—	(48,798)	—	—	(48,798)

Balance, February 28, 2010	—	—	—	—	27,222,000	27,222	335,085	(97,759)	—	—	264,548

Common stock issued for cash at and average price of $.12 per share	—	—	—	—	5,965,502	5,965	497,035	—	—	—	503,000

Common stock issued as charitable contribution at a fair value of $0.24	—	—	—	—	375,000	375	55,875	—	—	—	56,250

Common stock issued for services and Company support at an average fair value of $0.51	—	—	—	—	20,570,660	20,571	10,564,229	—	—	—	10,584,800

Common stock issued for acquisition of Millennium Mining, LLC	—	—	—	—	30,000,000	30,000	59,913	—	—	—	89,913

Series B Preferred stock issued for services at an average fair value of $0.14	—	—	2,092,199	2,092	—	—	318,431	—	—	—	320,523

Cancellation of Series B Preferred stock issued for services	—	—	(2,092,199)	(2,092)	—	—	(318,431)	—	—	—	(320,523)

Accumulated other comprehensive loss and noncontrolling interest acuired in Millennium Mining, LLC acquisition	—	—	—	—	—	—	—	—	(40,044)	29,971	(10,073)

Foreign currency transaltion adjustment	—	—	—	—	—	—	—	—	2,557	—	2,557

Net loss for the year ended February 28, 2011	—	—	—	—	—	—	—	(11,120,311)	—	(53,460)	(11,173,771)

Balance, February 28, 2011	—	$—	—	$—	84,133,162	$84,133	$11,512,137	$(11,218,070)	$(37,487)	$(23,489)	$317,224

See accompanying notes to consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the Period
			April 13, 2006
			(Inception) to
	For the Year Ended February 28,		February 28,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(11,120,311)	$(48,798)	$(11,218,070)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(53,460)	—	(53,460)
Depreciation	51,099	—	51,099
Mineral property impairment	—	154	1,548
Stock issued for charitable donations	56,250	—	56,250
Stock issued for services	10,584,800	—	10,584,800
Changes in operating assets and liabilities:
Employee advances	8,519	—	8,519
Prepaid expenses	(13,227)	1,400	(13,227)
Bank overdraft	52,910	—	52,910
Related party payables	—	7,022	31,682
Accounts payable and accrued liabilities	(49,442)	11,011	(38,133)
Net cash used in operating activities	(482,862)	(29,211)	(536,082)

Cash flows from investing activities:
Cash acquired from acquisitions	31,039	560	31,599
Acquisition of mineral property	—	(154)	(1,548)
Issuance of note receivable - related party	(47,718)	—	(47,718)
Advances to related entities	—	(298,000)	(298,000)
Net cash used in investing activities	(16,679)	(297,594)	(315,667)

Cash flows from financing activities:
Proceeds from issuance of common stock	503,000	325,000	857,000
Proceeds from loans payable	33,040	—	33,040
Net cash from financing activities	536,040	325,000	890,040

Effect of exchange rate changes on cash	(339)	—	(339)

Net increase in cash	36,160	(1,805)	37,952

Cash at beginning of period	1,792	3,597	—

Cash at end of period	$37,952	$1,792	$37,952

See accompanying notes to consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Continued)

			For the Period
			April 13, 2006
	For the Year Ended		(Inception) to
	February 28,		February 28,
	2011	2010	2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$13,471	$—	$13,471

Cash paid for taxes	$—	$—	$—

Non-cash investing and financing activities:

Forgiveness of debt from related party	$—	$25,247	$25,247

Issuance of 20,622,000 shares of common stock for acquisition of Dove Diamonda and Mining, Inc.	$—	$560	$560

Issuance of 30,000,000 shares of common stock for acquisition of Millennium Mining, LLC	$89,913	$—	$89,913

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

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders’ equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

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

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Dilutive loss per share has not been presented because as of February 28, 2011 and 2010, respectively, there were no common share equivalents outstanding.

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
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011

Note 2 – Summary of Significant Accounting Policies (Continued)

Exploration Stage Company

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with ASC Topic 915 “Development Stage Entities”.  To date, the Company’s planned principal operations have not fully commenced.

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

$89,913

Note 6 – Mineral Properties

Paula Property, British Columbia, Canada

On October 3, 2006, the Company acquired a 100% undivided right, title and interest in and to the “Paula Property” located in the province of British Columbia, Canada from an unrelated party for $1,000.  From that time through February 28, 2010, the Company has incurred property acquisition and exploration costs totaling $10,771 on the Paula Property.  During the year ended February 28, 2011, the Company has decided to abandon the Paula Property to focus on its operations acquired in Sierra Leone.

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

Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the consolidated financial statements.  Tax positions include, but are not limited to, the following:

●	An allocation or shift of income between taxing jurisdictions;
●	The characterization of income or a decision to exclude reportable taxable income in a tax return; or

●	A decision to classify a transaction, entity or other position in a tax return as tax exempt.

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

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of February 28, 2011, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at February 28, 2011:

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

4.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

5.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

						Stock	All Other
Name and Principal Position	Year	Salary		Bonus		Awards	Compensation	Total
		$		$		$	$	$—

Shmuel Dovid Hauck,	2011		—		—	—	—	—
President, Chief Financial	2010		—		—	—	—	—
Officer, Director (1)

Shlomo Bleier, Chief Operating	2011		—		—	—	—	—
Officer and Secretary (2)	2010		—		—	—	—	—

(1)	Mr. Shumel Dovid Hauck was appointed as President, Chief Financial Officer and Director on December 30, 2009.

(2)	Mr. Shlomo Bleier was appointed as Chief Operating Officer and Secretary on January 25, 2010.

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

	2011 (1)	2010 (2)

Audit fees	$28,202	$13,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$28,202	$13,500

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

/s/ Shmuel Dovid Hauck	August 16 , 2011
Shmuel Dovid Hauck, President and Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Shmuel Dovid Hauck	August 16 , 2011
Shmuel Dovid Hauck, President and Director	Date