Form 10-Q
period 2011-08-31
Dolat Ventures, Inc.
filed 2011-10-24
CIK 1436568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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
Yes ☐  No  ☒

As of as of October 17, 2011 the registrant had 100,369,140 shares of its Common Stock, $0.001 par value, outstanding.

DOLAT VENTURES, INC.
FORM 10-Q
AUGUST 31, 2011
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets as of August 31, 2011 (unaudited) and February 28, 2011
Consolidated Statements of Operations for the Three Months Ended August 31, 2011 and 2010 and for the Period April 13, 2006 (Inception) to August 31, 2011 (unaudited)
Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2011 and 2010 and for the Period April 13, 2006 (Inception) to August 31, 2011 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed & Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Balance Sheets

	August 31	February 28,
	2011	2011
	(unaudited)
ASSETS

Current assets
Cash	$37,295	$37,952
Related party note receivable	46,482	47,718
Prepaid expenses	22,500	13,227
Total current assets	106,277	98,897

Property and equipment, net	429,036	450,251

Total assets	$535,313	$549,148

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$76,239	$65,528
Accounts payable	60,323	75,469
Accrued liabilities	9,200	11,700
Related party payables	6,435	6,435
Notes payable	157,496	72,792
Total liabilities	309,693	231,924

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized
Series A preferred stock, 1,000,000 shares designated,
no shares shares issued and outstanding	-	-
Series B preferred stock, 24,000,000 shares designated,
no shares shares issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
84,688,717 and 84,133,162 shares issued and outstanding
at August 31, 2011 and February 28, 2010, respectively	84,689	84,133
Additional paid-in capital	11,561,581	11,512,137
Accumulated other comprehensive income (loss)	(46,567)	(37,487)
Deficit accumulated during the exploration stage	(11,328,680)	(11,218,070)
Total Dolat Ventures stockholders' deficit	271,023	340,713
Noncontrolling interest	(45,403)	(23,489)
Total stockholders' deficit	225,620	317,224

Total liabilities and stockholders' deficit	$535,313	$549,148

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

			For the Period
			April 13, 2006
	For the Three Months Ended		(Inception) to
	August 31,	August 31,	August 31,
	2011	2010	2011

Sales revenue	$-	$-	$30,870

Operating expenses:
Mineral property expenditures	-	-	11,144
General and administrative expenses	59,198	39,785	247,415
Professional fees	53,772	50,144	451,191
Depreciation expense	13,697	15,184	64,796
Stock based compensation and donations	-	2,746,449	10,641,050
Total operating expenses	126,667	2,851,562	11,415,596

Loss from operations	(126,667)	(2,851,562)	(11,384,726)

Other income (expense):
Interest expense	(5,857)	(3,066)	(19,328)
Total other income (expense)	(5,857)	(3,066)	(19,328)

Loss before income taxes	(132,524)	(2,854,628)	(11,404,054)
Provision for income taxes	-	-	-

Net loss	(132,524)	(2,854,628)	(11,404,054)

Net loss attributable to noncontrolling interest	21,914	9,499	75,374

Net loss attibutable to Dolat Ventures, Inc.	$(110,610)	$(2,845,129)	$(11,328,680)

Net loss per share - basic and diluted	$(0.00)	$(0.06)

Weighted average number of shares
outstanding - Basic and Diluted	84,435,094	51,064,167

Net loss attibutable to Dolat Ventures, Inc.	$(110,610)	$(2,845,129)	$(11,328,680)

Foreign currency translation gain (loss)	(9,080)	(9,309)	(6,523)

Total comprehensive loss	$(119,690)	$(2,854,438)	$(11,335,203)

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			For the Period
			April 13, 2006
	For the Three Months Ended		(Inception) to
	August 31,	August 31,	August 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(110,610)	$(2,845,129)	$(11,328,680)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(21,914)	(9,499)	(75,374)
Depreciation	13,697	15,184	64,796
Mineral property impairment	-	-	1,548
Stock issued for charitable donations	-	-	56,250
Stock issued for services	-	2,746,449	10,584,800
Changes in operating assets and liabilities:
Employee advances	-	-	8,519
Prepaid expenses	(9,273)	-	(22,500)
Bank overdraft	10,711	-	63,621
Related party payables	-	-	31,682
Accounts payable and accrued liabilities	(17,646)	(21,767)	(55,779)
Net cash used in operating activities	(135,035)	(114,762)	(671,117)

Cash flows from investing activities:
Cash acquired from acquisitions	-	6,383	31,599
Acquisition of property and equipment	(4,000)	-	(4,000)
Acquisition of mineral property	-	-	(1,548)
Issuance of note receivable - related party	-	-	(47,718)
Advances to related entities	-	-	(298,000)
Net cash from (used in) investing activities	(4,000)	6,383	(319,667)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	175,000	907,000
Proceeds from loans payable	100,000	-	133,040
Payments on loans payable	(15,296)	-	(15,296)
Net cash from financing activities	134,704	175,000	1,024,744

Effect of exchange rate changes on cash	3,674	(1,333)	3,335

Net increase (decrease) in cash	(657)	65,288	37,295

Cash at beginning of period	37,952	1,792	-

Cash at end of period	$37,295	$67,080	$37,295

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

			For the Period
			April 13, 2006
	For the Three Months Ended		(Inception) to
	August 31,	August 31,	August 31,
	2011	2010	2011
Supplemental disclosure of cash flow information:

Cash paid for interest	$5,857	$-	$19,328

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Forgiveness of debt from related party	$-	$-	$25,247

Issuance of 20,622,000 shares of common stock for acquisition of Dove Diamonda and Mining, Inc.	$-	$-	$560

Issuance of 30,000,000 shares of common stock for acquisition of Millennium Mining, LLC	$-	$75,474	$89,913

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 31, 2011
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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,328,680 at August 31, 2011, a net loss and net cash used in operations of $110,610 and $135,035, respectively, for the three months ended August 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
August 31, 2011
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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2011 and February 28, 2010, respectively, the Company had no cash equivalents.

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

Depreciation expense was $13,697 and $15,184 for the three months ended August 31, 2011 and 2010, respectively.

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
August 31, 2011
(unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset August not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments.  Changes in such judgments could have a material impact on fair value estimates.  In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes.  Changes in economic conditions August also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2011. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include related party receivables, prepaid expenses, accounts payable and accrued expenses and related party payables. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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
August 31, 2011
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

The Company has not adopted a stock option plan and has not granted any stock options as of August 31, 2011.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2011.

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 31, 2011
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

Basic and Diluted Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Dilutive loss per share has not been presented because as of August 31, 2011 and 2010, respectively, there were no common share equivalents outstanding.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of August 31, 2011.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to August 31, 2011 through the date these financial statements were issued.

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 31, 2011
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

Note 4 – Notes Payable

The Company issued three notes payable as follows: Note One is a non-interest bearing loan in the amount of $17,113 (74,441,165 Sierra Leones) disbursed to the Company on multiple dates between March 15, 2008 and August 5, 2009.  All amounts were payable November 1, 2009.  Note Two is a non-interest bearing loan in the amount of $18,391 (80,000,000 Sierra Leones) obtained on March 30, 2008 and payable June 30, 2008.  Note Three is a non-interest bearing loan secured by a motor vehicle in the amount of $3,218 (14,000,000 Sierra Leones) obtained on November 24, 2009 and due on demand.  All three notes are in default at August 31, 2011.

During the year ended February 28, 2011, one of the Company’s banks credited their overdraft balance by $34,070 (140,000,000 Sierra Leones) and created a Bank Loan for this amount.  During the three months ended August 31, 2011, $15,296 (58,333,333 Sierra Leones) was paid on the loan leaving a balance of $18,774 (81,666,667 Sierra Leones).  This loan accrues interest monthly which is automatically charged to the bank account.  Interest expense of $602 was paid during the three months ended August 31, 2011.

On March 31, 2011, the Company issued a short-term note payable in the amount of $100,000.  The note is non-interest bearing and is due January 31, 2012.

Note 5 – Related Party Transactions

As of February 28, 2009 the Company had received $24,660 from associates of the Company’s management. These advances were unsecured and non-interest bearing.  During the year ended February 28, 2010 the Company received an additional $7,022 from Company’s management, and $25,247 of this debt was forgiven and credited to additional paid in capital, resulting in a balance of $6,435 due to related parties as of February 28, 2011 and August 31, 2011.

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
August 31, 2011
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
August 31, 2011
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

During the three months ended August 31, 2011, the Company issued 555,555 restricted shares of its common stock for $50,000 cash, or $0.09 per share, under a private placement.

The Company has not adopted a stock option plan and has not granted any stock options or issued any warrants as of August 31, 2011.

Note 7 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of August 31, 2011 and February 28, 2010, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the three months ended August 31, 2011 and 2010:

	2011	2010
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	-34%
Total	0%	0%

As of August 31, 2011, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of August 31, 2011.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at August 31, 2011, and has not recognized interest and/or penalties in the statement of operations for either period.

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

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “August,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact August be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that August cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

Results of Operations

For the Three Months Ended August 31, 2011 and 2010

Revenues

The Company had no revenues for the three months ended August 31, 2011 and 2010.

Operating Expenses

For the three months ended August 31, 2011, our operating expenses were $126,667 compared to $2,851,562 for the three months ended August 31, 2010, representing an decrease of $2,724,895.  In 2011 we incurred higher general and administrative expenses of $59,198 compared to $39,785 in 2010, primarily related to the results of operations of Millennium included in the full quarter ended August 31, 2011 as opposed to half of the quarter in 2010.  Professional fees increased in 2011 to $53,772 from $50,144 in 2010.  In 2010, we incurred $2,746,449 of stock compensation issued to various consultants and supporters of the Company for which we did not incur such costs in 2011.

During the three months ended August 31, 2011, we incurred interest expense of $5,857 compared to $3,066 in the same period of 2010 relating to debt acquired in the acquisition of Millennium.

Net Loss

For the period from April 13, 2006 (date of inception) to August 31, 2011, we have incurred an accumulated loss of $11,328,680 attributable to our shareholders.

Liquidity and Capital Resources

Overview

For the three months ended August 31, 2011, we funded our limited operations through financing activities consisting primarily of private placements of equity securities with outside investors, and by loans from an individual. Our principal use of funds during the three months ended August 31, 2011 has been for the ongoing exploration efforts to develop our mining properties and for general corporate expenses.

Liquidity and Capital Resources during the three months ended August 31, 2011 compared to the three months ended August 31, 2010

As of August 31, 2011, the Company had cash of $37,295 and a deficit in working capital of $203,416.  The Company generated a negative cash flow from operations of $135,035 for the three months ended August 31, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $110,610, non-controlling interest’s share of the Company’s net loss of $21,914 and changes in operating assets and liabilities of $16,208, offset by depreciation of $13,697.  Cash used in operations for the three months ended August 31, 2010 was $114,762, consisting of a net loss of $2,845,129, non-controlling interest’s share of the Company’s net loss of $9,499 and changes in operating assets and liabilities of $21,767, offset by common stock issued for services of $2,746,449 and depreciation of $15,184.

Cash used in investing activities increased by $10,383 for the three months ended August 31, 2011 compared to the three months ended August 28, 2010 primarily due to acquisition of property and equipment in 2011.  Cash from financing activities decreased by $40,296 for the year three months August 31, 2011 compared to 2010 due to decreased proceeds from the issuance of common stock and notes payable of $25,000 and loan payments made of $15,296 in 2011.

We will require additional financing during the current fiscal year according to our planned exploration and operational activities. We plan to spend approximately $2,500,000 from June, 2011 to August, 2012 to carry out exploration, operational and administration activities on our Sierra Leone mineral properties and establish our wholesale sales activities. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

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

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that August be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results August differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results August differ from these estimates under different future conditions.

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

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents August be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

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

/s/ Shmuel Dovid Hauck	October 24, 2011
Shmuel Dovid Hauck, President and Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date