Form 10-K
period 2012-02-28
Dolat Ventures, Inc.
filed 2012-06-12
CIK 1436568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended February 28, 2012

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

Yes ☑  No  ☐

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No  ☑

As of February 28, 2012 the registrant had 100,369,140 shares of its Common Stock, $0.001 par value, outstanding.

DOLAT VENTURES, INC.

FORM 10-K

FEBRUARY 28, 2012

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets as of February 28, 2012 and February 28, 2011
Consolidated Statements of Operations for the Twelve Months Ended February 28, 2012 and 2011 and for the Period April 13, 2006 (Inception) to February 28, 2011
Consolidated Statements of Cash Flows for the Twelve Months Ended February 28, 2012 and 2011 and for the Period April 13, 2006 (Inception) to February 28, 2012
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed & Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dolat Ventures, Inc. and Subsidiaries

(An Exploration Stage Company)

Consolidated Balance Sheets

	February 28	February 28,
	2012	2011
	(unaudited)
ASSETS

Current assets
Cash	$37,295	$37,952
Related party note receivable	46,482	47,718
Prepaid expenses	22,500	13,227
Total current assets	106,277	98,897

Property and equipment, net	429,036	450,251

Total assets	$535,283	$549,148

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$76,239	$65,528
Accounts payable	60,323	75,469
Accrued liabilities	9,200	11,700
Related party payables	6,435	6,435
Notes payable	157,496	72,792
Total liabilities	289,693	228,924

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized
Series A preferred stock, 1,000,000 shares designated,
no shares shares issued and outstanding	-	-
Series B preferred stock, 24,000,000 shares designated,
no shares shares issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
84,688,717 and 84,133,162 shares issued and outstanding
at February 28, 2012 and February 28, 2011, respectively	84,689	84,133
Additional paid-in capital	11,561,581	11,512,137
Accumulated other comprehensive income (loss)	(46,567)	(37,487)
Deficit accumulated during the exploration stage	(11,328,680)	(11,218,070)
Total Dolat Ventures stockholders' deficit	271,023	340,713
Noncontrolling interest	(45,403)	(23,489)
Total stockholders' deficit	225,620	287,224

Total liabilities and stockholders' deficit	$535,283	$549,148

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Operations

(unaudited)

			For the Period
			April 13, 2006
	For the Twelve Months Ended		(Inception) to
	February 28,	February 28,	February 28,
	2012	2011	2012

Sales revenue	$-	$-	$28,870

Operating expenses:
Mineral property expenditures	-	-	11,144
General and administrative expenses	59,198	39,785	247,415
Professional fees	53,772	50,144	451,191
Depreciation expense	13,697	15,184	64,796
Stock based compensation and donations	-	2,746,449	10,641,050
Total operating expenses	126,667	2,851,562	11,415,596

Loss from operations	(126,667)	(2,851,562)	(11,384,726)

Other income (expense):
Interest expense	(5,857)	(3,066)	(19,328)
Total other income (expense)	(5,857)	(3,066)	(19,328)

Loss before income taxes	(132,524)	(2,854,628)	(11,404,054)
Provision for income taxes	-	-	-

Net loss	(132,524)	(2,854,628)	(11,404,054)

Net loss attributable to noncontrolling interest	21,914	9,499	75,374

Net loss attibutable to Dolat Ventures, Inc.	$(110,610)	$(2,845,129)	$(11,328,680)

Net loss per share - basic and diluted	$(0.00)	$(0.06)

Weighted average number of shares
outstanding - Basic and Diluted	84,435,094	51,064,167

Net loss attibutable to Dolat Ventures, Inc.	$(110,610)	$(2,845,129)	$(11,328,680)

Foreign currency translation gain (loss)	(9,080)	(9,289)	(6,523)

Total comprehensive loss	$(119,690)	$(2,854,438)	$(11,335,203)

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			For the Period
			April 13, 2006
	For the Twelve Months Ended		(Inception) to
	February 28,	February 28,	February 28,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(110,610)	$(2,845,129)	$(11,328,680)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(21,914)	(9,499)	(75,374)
Depreciation	13,697	15,184	64,796
Mineral property impairment	-	-	1,548
Stock issued for charitable donations	-	-	56,250
Stock issued for services	-	2,746,449	10,584,800
Changes in operating assets and liabilities:
Employee advances	-	-	8,519
Prepaid expenses	(9,273)	-	(22,500)
Bank overdraft	10,711	-	63,621
Related party payables	-	-	28,682
Accounts payable and accrued liabilities	(17,646)	(21,767)	(55,779)
Net cash used in operating activities	(135,035)	(114,762)	(671,117)

Cash flows from investing activities:
Cash acquired from acquisitions	-	6,383	28,599
Acquisition of property and equipment	(4,000)	-	(4,000)
Acquisition of mineral property	-	-	(1,548)
Issuance of note receivable - related party	-	-	(47,718)
Advances to related entities	-	-	(298,000)
Net cash from (used in) investing activities	(4,000)	6,383	(289,667)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	175,000	907,000
Proceeds from loans payable	100,000	-	133,040
Payments on loans payable	(15,296)	-	(15,296)
Net cash from financing activities	134,704	175,000	1,024,744

Effect of exchange rate changes on cash	3,674	(1,333)	3,335

Net increase (decrease) in cash	(657)	65,288	37,295

Cash at beginning of period	37,952	1,792	-

Cash at end of period	$37,295	$67,080	$37,295

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Continued)

(unaudited)

			For the Period
			April 13, 2006
	For the Twelve Months Ended		(Inception) to
	February 28,	February 28,	February 28,
	2012	2011	2012
Supplemental disclosure of cash flow information:

Cash paid for interest	$5,857	$-	$19,328

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Forgiveness of debt from related party	$-	$-	$25,247

Issuance of 20,622,000 shares of common stock for acquisition of Dove Diamonda and Mining, Inc.	$-	$-	$560

Issuance of 28,000,000 shares of common stock for acquisition of Millennium Mining, LLC	$-	$75,474	$89,913

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 28, 2012

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

Dolat Ventures, Inc., the “Company” was incorporated in Nevada on April 13, 2006 with the intent to engage in the business of mineral property exploration.

On February 9, 2009, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Dove Diamond and Mining, Inc. (“Dove”), a Nevada corporation, and the shareholders of Dove (“Dove Shareholders”) whereby the Company acquired 100% of the issued and outstanding common stock of Dove in exchange (the “Stock Exchange”) for 20,622,000 newly issued shares of its restricted common stock.  The final closing was concluded and is effective February 15, 2009.  For accounting purposes, the Stock Exchange is being accounted for as if Dove is considered a newly created entity.  Dove will import and wholesale rough diamonds and gemstones.

In conjunction with the acquisition of Dove, the Company experienced a change in control. On February 28, 2009 Shmuel Dovid Hauck was nominated and elected by the Board of Directors as President of Dolat Ventures, Inc. upon the resignation of Gary Tice, who previously served as President, Chief Financial Officer, Secretary, and a Director.   Mr. Hauck was also appointed to the Board of Directors on February 28, 2009.

On April 13, 2010, the Company entered into a Share Exchange Agreement with Millennium Mining LLC (“Millennium”), a Sierra Leone Limited Liability Company.   Under the agreement, the company acquired 75% of the capital stock of Millennium in exchange for thirty million (28,000,000) shares of the Company’s common stock. The shares of stock acquired were owned by Mr. Shumel Dovid Hauck, the Company’s President and majority shareholder.  Millennium is an operating entity in the business of mining and wholesale distribution of diamonds and precious gemstones.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,328,680 at February 28, 2011, a net loss and net cash used in operations of $110,610 and $135,035, respectively, for the twelve months ended February 28, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At February 28, 2012 and February 28, 2011, respectively, the Company had no cash equivalents.

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

Depreciation expense was $13,697 and $15,184 for the twelve months ended February 28, 2012 and 2011, respectively.

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

The twelve broad levels defined by ASC 820 hierarchy are as follows:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2012. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include related party receivables, prepaid expenses, accounts payable and accrued expenses and related party payables. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

The Company has not adopted a stock option plan and has not granted any stock options as of February 28, 2012.

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

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars.  In accordance with ASC 828 ‘‘Foreign Currency Matters’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.  Translation adjustments are included in Accumulated Other Comprehensive Income (Loss).

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of February 28, 2012.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 28, 2011 through the date these financial statements were issued.

Note 3 – Mineral Properties

Paula Property, British Columbia, Canada

On October 3, 2006, the Company acquired a 100% undivided right, title and interest in and to the ‘‘Paula Property’’ located in the province of British Columbia, Canada from an unrelated party for $1,000.  From that time through February 28, 2010, the Company has incurred property acquisition and exploration costs totaling $10,771 on the Paula Property.  During the year ended February 28, 2010, the Company has decided to abandon the Paula Property to focus on its operations acquired in Sierra Leone.

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

Millennium is party to a mining agreement pursuant to which owners of land in the towns of Gandorhun and Njala in the Tikonko Chiefdom, Bo District of Sierra Leone have agreed to allow Millennium to mine the area in and around the Baimbawai Pool of the Sewa River located between those two towns. According to the terms of the mining agreement dated January 26, 2008, Millennium will fund all diamond mining operations, and shall be responsible for all required machinery, mining equipment and/or structures. The landowners who hold the license to mine this area shall be entitled to thirty percent (28%) of the net profits.

Note 4 – Notes Payable

The Company issued twelve notes payable as follows: Note One is a non-interest bearing loan in the amount of $17,113 (74,441,165 Sierra Leones) disbursed to the Company on multiple dates between March 15, 2008 and August 5, 2009.  All amounts were payable February 1, 2009.  Note Two is a non-interest bearing loan in the amount of $18,391 (80,000,000 Sierra Leones) obtained on March 28, 2008 and payable June 28, 2008.  Note Twelve is a non-interest bearing loan secured by a motor vehicle in the amount of $3,218 (14,000,000 Sierra Leones) obtained on February 24, 2009 and due on demand.  All twelve notes are in default at February 28, 2011.

During the year ended February 28, 2010, one of the Company’s banks credited their overdraft balance by $34,070 (140,000,000 Sierra Leones) and created a Bank Loan for this amount.  During the twelve months ended February 28, 2011, $15,296 (58,333,333 Sierra Leones) was paid on the loan leaving a balance of $18,774 (81,666,667 Sierra Leones).  This loan accrues interest monthly which is automatically charged to the bank account.  Interest expense of $602 was paid during the twelve months ended February 28, 2011.

On March 28, 2011, the Company issued a short-term note payable in the amount of $100,000.  The note is non-interest bearing and is due January 28, 2012.

Note 5 – Related Party Transactions

As of February 28, 2009 the Company had received $24,660 from associates of the Company’s management. These advances were unsecured and non-interest bearing.  During the year ended February 28, 2010 the Company received an additional $7,022 from Company’s management, and $25,247 of this debt was forgiven and credited to additional paid in capital, resulting in a balance of $6,435 due to related parties as of February 28, 2010 and February 28, 2011.

On February 9, 2009, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Dove Diamond and Mining, Inc. (“Dove”), a Nevada corporation, and the shareholders of Dove (“Dove Shareholders”) whereby the Company acquired 100% of the issued and outstanding common stock of Dove in exchange (the “Stock Exchange”) for 20,622,000 newly issued shares of its restricted common stock.  The final closing was concluded and is effective February 15, 2009

During the year ended February 28, 2010, Dove advanced $298,000 to a Millennium, which at the time was majority owned by the Company’s President and majority shareholder.   On April 13, 2010, the Company acquired a 75% interest in Millennium.

On September 29, 2009, Mr. Gary Tice and Ms. Nigar Lila executed a stock Purchase Agreement, pursuant to which Ms. Lila agreed to sell all of her holding in Dolat to Mr. Tice for $250,000.  Ms. Lila resigned from the Board of Directors on September 22, 2009 and was replaced by Gary Tice, who was appointed President the same day.

On February 28, 2009 Shmuel Dovid Hauck was nominated and elected by the Board of Directors as President of the Company upon the resignation of Gary Tice, who previously served as President, Chief Financial Officer, Secretary, and a Director.   Mr. Hauck was also appointed to the Board of Directors on February 28, 2009.

For the years ended February 28, 2010 and February 28, 2009 the Company paid a total of $220 and $2,500, respectively, to the Company’s sole officer for administrative services rendered to the Company.

On April 13, 2010, the Company entered into a Share Exchange Agreement with Millennium Mining LLC (“Millennium”), a Sierra Leone Limited Liability Company.   Under the agreement, the company acquired 75% of the capital stock of Millennium in exchange for thirty million (28,000,000) shares of the Company’s common stock. The shares of stock acquired were owned by Mr. Shmuel Dovid Hauck, the Company’s President and majority shareholder.

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

On February 1, 2006, the Company issued 800,000 restricted shares of its common stock for $16,000 cash, or $.02 per share.

On February 15, 2009, the Company issued 20,622,000 shares of stock to two individuals in exchange for 100% of the shares of the outstanding capital stock of Dove Diamonds and Mining, Inc.

During the year ended February 28, 2010, the company sold 1,803,279 restricted shares of its common stock for $325,000 or $0.18 per share.  The Company incurred $17,500 of expense related to sale of these shares.

On April 13, 2010, the Company issued 28,000,000 shares of common stock in a share exchange agreement for 75% of Millennium Mining LLC common stock.

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

During the year ended February 28, 2010, the Company issued a total of 4,162,223 restricted shares of its common stock for $503,000 cash, or an average of $0.12 per share, under private placements.

During the year ended February 28, 2010, the Company issued 861,000 shares of its restricted common stock to various individuals and entities for services at a value of $126,650, or an average of $0.147 per share, based on the market value at the date of issuance.

During the year ended February 28, 2010, the Company issued 375,000 shares of its restricted common stock to various charitable organizations as donations at a value of $56,250, or an average of $0.15 per share, based on the market value at the date of issuance.

During the year ended February 28, 2010, the Company issued 19,709,660 shares of its restricted common stock to various individuals and entities for past support of the Company at a value of $10,458,150, or an average of $0.53 per share, based on the market value at the date of issuance.

During the year ended February 28, 2010, the Company issued 2,092,199 shares of its Series B preferred stock to various individuals and entities for global public relations at a value of $320,523, or an average of $0.153 per share, based on the market value of its common stock at the date of issuance.  The Company cancelled these shares, and the shares were returned, on February 27, 2010 as the services were not performed by the recipients.

During the twelve months ended May 28, 2011, the Company issued 555,555 restricted shares of its common stock for $50,000 cash, or $0.09 per share, under a private placement.

The Company has not adopted a stock option plan and has not granted any stock options or issued any warrants as of February 28, 2011.

Note 7 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of February 28, 2011 and February 28, 2010, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the twelve months ended February 28, 2011 and 2010:

	2012	2011
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	-34%
Total	0%	0%

As of February 28, 2012, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the consolidated financial statements.  Tax positions include, but are not limited to, the following:

-	An allocation or shift of income between taxing jurisdictions;

-	The characterization of income or a decision to exclude reportable taxable income in a tax return; or

-	A decision to classify a transaction, entity or other position in a tax return as tax exempt.

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of February 28, 2012.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at February 28, 2012, and has not recognized interest and/or penalties in the statement of operations for either period.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 28, 2012and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

Dolat Ventures, Inc. (the "Company", “Dolat”, “DOLV”, “we”, “us” or “our”), through its wholly and majority owned subsidiaries, Dove Diamonds and Mining, Inc. and Millennium Mining LLC, respectively, is focused on the early stages of acquiring diamonds, gems and precious stones from a variety of locations throughout the African continent.

Company History

We were incorporated on April 13, 2006 in the state of Nevada. We are an exploration stage enterprise and have not sustained operations or generated or realized any significant revenues from our business operations. On February 15, 2009, we acquired 100% of the outstanding capital stock of Dove Diamonds and Mining, Inc., a Nevada Corporation (“Dove”), at which point the Company experienced a change in control and Shmuel Dovid Hauck became our President and sole Director. On April 13, 2010, the Company entered into a Share Exchange Agreement under which the Company agreed to exchange Thirty-Million (28,000,000) shares of Common stock to Millennium in exchange for 75%, or (22,500,000 shares) of the issued and outstanding capital stock of Millennium.

On October 3, 2006, the Company acquired a 100% undivided right, title and interest in and to the ‘‘Paula Property’’ located in the province of British Columbia, Canada from an unrelated party for $1,000.  From that time through February 28, 2010, the Company has incurred property acquisition and exploration costs totaling $10,771 on the Paula Property.  During the year ended February 28, 2010, the Company has decided to abandon the Paula Property to focus on its operations acquired in Sierra Leone.

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

According to the terms of the mining agreement dated January 26, 2008, Millennium will fund all diamond mining operations, and shall be responsible for all required machinery, mining equipment and/or structures. The landowners who hold the license to mine this area shall be entitled to thirty percent (28%) of the net profits.

During the year ended February 28, 2010, we completed the installation of new equipment at the Sewa River facility.  Initial testing has produced approximately .4 carats per ton of gravel processed.  Management expects to be able to process approximately 1,000 tons per day when sufficient capital is raised to commence and sustain full scale mining operations.  Once full scale operations are sustained, management anticipates strong margins as diamond prices continue to average over $250 per carat.  However, there is no assurance that sufficient capital will be raised in order to reach such full scale operations.

Results of Operations

For the Twelve Months Ended February 28, 2012 and 2011

Revenues

The Company had no revenues for the twelve months ended February 28, 2012 and 2011.

Operating Expenses

For the twelve months ended February 28, 2012, our operating expenses were $126,667 compared to $2,851,562 for the twelve months ended February 28, 2011, representing an decrease of $2,724,895.  In 2012 we incurred higher general and administrative expenses of $59,198 compared to $39,785 in 2011, primarily related to the results of operations of Millennium included in the full quarter ended February 28, 2012 as opposed to half of the quarter in 2010.  Professional fees increased in 2012 to $53,772 from $50,144 in 2010.  In 2011, we incurred $2,746,449 of stock compensation issued to various consultants and supporters of the Company for which we did not incur such costs in 2011.

During the twelve months ended February 28, 2012, we incurred interest expense of $5,857 compared to $3,066 in the same period of 2011 relating to debt acquired in the acquisition of Millennium.

Net Loss

For the period from April 13, 2006 (date of inception) to February 28, 2012, we have incurred an accumulated loss of $11,328,680 attributable to our shareholders.

Liquidity and Capital Resources

Overview

For the twelve months ended February 28, 2012, we funded our limited operations through financing activities consisting primarily of private placements of equity securities with outside investors, and by loans from an individual. Our principal use of funds during the twelve months ended February 28, 2012 has been for the ongoing exploration efforts to develop our mining properties and for general corporate expenses.

Liquidity and Capital Resources during the twelve months ended February 28, 2012 compared to the twelve months ended February 28, 2011

As of February 28, 2012, the Company had cash of $37,295 and a deficit in working capital of $203,416.  The Company generated a negative cash flow from operations of $135,035 for the twelve months ended February 28, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $110,610, non-controlling interest’s share of the Company’s net loss of $21,914 and changes in operating assets and liabilities of $16,208, offset by depreciation of $13,697.  Cash used in operations for the twelve months ended February 28, 2010 was $114,762, consisting of a net loss of $2,845,129, non-controlling interest’s share of the Company’s net loss of $9,499 and changes in operating assets and liabilities of $21,767, offset by common stock issued for services of $2,746,449 and depreciation of $15,184.

Cash used in investing activities increased by $10,383 for the twelve months ended February 28, 2012 compared to the twelve months ended February 28, 2010 primarily due to acquisition of property and equipment in 2012.  Cash from financing activities decreased by $40,296 for the year twelve months February 28, 2012 compared to 2011 due to decreased proceeds from the issuance of common stock and notes payable of $25,000 and loan payments made of $15,296 in 2011.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended February 28, 2012 regarding concerns about our ability to continue as a going concern. Our unaudited consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents August be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0328. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

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

 To remediate our internal control weaknesses, management intends to implement the following measures:

- The Company will add sufficient number of independent directors to the board and appoint an audit committee.

- The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

- The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

- Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Bylaws (1)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 10.1	Agreement and Plan of Acquisition between Dolat Ventures, Inc. and Dove Diamonds & Mining, Inc. (3)
Exhibit 10.2	Share Exchange Agreement between Dolat Ventures, Inc. and Millennium Mining LLC (4)
Exhibit 28.1	Rule 13a-14(a) Certification by the Principal Executive and Financial Officer (5)
Exhibit 32.1	Certification by the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Incorporated by reference from Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2008.
(2)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2010.
(3)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2009.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2010.
(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Shmuel Dovid Hauck	June 12, 2012
Shmuel Dovid Hauck, President and Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date