Form 10-K/A
period 2012-02-28
Dolat Ventures, Inc.
filed 2012-06-29
CIK 1436568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

[Missing Graphic Reference](212) 502-6657
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
Yes ☐  No  ☑

As of February 28, 2012 the registrant had 98,966,362 shares of its Common Stock, $0.001 par value, outstanding.

DOLAT VENTURES, INC.
FORM 10-K/A
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
Notes to Consolidated Financial Statements (audited)
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
(410) 218-1711

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

To the Board of Directors of
Dolat Ventures, Inc.
(An Exploration Stage Company)
New York, NY

We have audited the accompanying consolidated balance sheets of Dolat Ventures, Inc. (the “Company”) as of February 28, 2012 and the related consolidated statements of operation, stockholders' equity (deficit), and cash flows for the year ended February 28, 2011 and for the period from April 13, 2006 (inception) through February 28, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dolat Ventures, Inc. as of February 28, 2011, and the results of its operations and its cash flows for the year ended February 28, 2011 and for the period from April 13, 2006 (inception) through February 28, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected losses in 2013 raise substantial doubt about its ability to continue as a Going Concern. The 2011 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eugene M Egeberg, CPA
Baltimore, MD
29 June 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Balance Sheets
Audited

	February 28,	February 28,
	2011	2012

ASSETS

Current assets
Cash	$37,952	$28,845
Related party note receivable	47,718	56,482
Prepaid expenses	13,227	22,500
Total current assets	98,897	107,827

Property and equipment, net	450,251	387,945

Total assets	$549,148	$495,772

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$65,528	$76,239
Accounts payable	75,469	50,393
Accrued liabilities	11,700	9,200
Related party payables	6,435	35,935
Notes payable	72,792	57,496
Total liabilities	231,924	229,263

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized
Series A preferred stock, 1,000,000 shares designated,
no shares shares issued and outstanding	-
Series B preferred stock, 24,000,000 shares designated,
no shares shares issued and outstanding	-
Common stock, $.001 par value, 250,000,000 shares authorized,
84,688,717 and 84,133,162 shares issued and outstanding
at May 31, 2011 and February 28, 2010, respectively	84,133	98,966
Additional paid-in capital	11,512,137	11,847,304
Accumulated other comprehensive income (loss)	(37,487)	(37,487)
Deficit accumulated during the exploration stage	(11,218,070)	(11,552,523)
Total Dolat Ventures stockholders' deficit	340,713	356,260
Noncontrolling interest	(23,489)	(89,751)
Total stockholders' deficit	317,224	266,509

Total liabilities and stockholders' deficit	$549,148	$495,772

The accompanying notes are an integral part of the financial statements

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the twelve	For the three	13-Apr-06
	months ended	months ended	(Inception) to
	February 29,	February 29,	February 29,
	2012	2012	2012

Sales revenue	$-	$-	$30,870

Operating expenses:
Mineral property expenditures	-	-	11,144
General and administrative expenses	264,998	80,536	453,215
Professional fees	75,072	5,800	472,491
Depreciation expense	54,788	13,697	105,887
Stock based compensation and donations	-	-	10,641,050
Total operating expenses	394,858	100,033	11,683,787

Loss from operations	(394,858)	(100,033)	(11,652,917)

Other income (expense):
Interest expense	(5,857)	-	(19,328)
Total other income (expense)	(5,857)	-	(19,328)

Loss before income taxes	(400,715)	(100,033)	(11,672,245)
Provision for income taxes	-	-	-

Net loss	(400,715)	(100,033)	(11,672,245)

Net loss attributable to noncontrolling interest	66,262	16,541	119,722

Net loss attibutable to Dolat Ventures, Inc.	$(334,453)	$(83,492)	$(11,552,523)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and Diluted	98,966,362	98,966,362

Net loss attributable to Dolat Ventures, Inc.	$(334,453)	$(83,492)	$(11,552,523)

Foreign currency translation gain (loss)	-	-	(6,523)

Total comprehensive loss	$(334,453)	$(83,492)	$(11,546,000)

The accompanying notes are an integral part of the financial statements

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(audited)

For the Period
	For the twelve	13-Apr-06
	months ended	(Inception) to
	February 29,	February 29,
	2012	2012

Cash flows from operating activities:
Net loss	$(334,453)	$(11,552,523
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interests	(66,262)	(119,722
Depreciation	54,788	105,887
Mineral property impairment	-	1,548
Stock issued for charitable donations	-	56,250
Stock issued for services	-	10,584,800
Changes in operating assets and liabilities:
Employee advances	-	8,519
Prepaid expenses	(9,273)	(22,500
Bank overdraft	10,711	63,621
Related party payables	-	31,682
Accounts payable and accrued liabilities	(27,576)	(65,709
Net cash used in operating activities	(372,065)	(908,147

Cash flows from investing activities:
Cash acquired from acquisitions	-	31,599
Acquisition of property and equipment	(4,000)	(4,000
Acquisition of mineral property	-	(1,548
Issuance of note receivable - related party	29,500	(18,218
Advances to related entities	(8,764)	(307,103
Net cash from (used in) investing activities	16,736	(299,270

Cash flows from financing activities:
Proceeds from issuance of common stock	350,000	1,207,000
Proceeds from loans payable	100,000	133,040
Payments on loans payable	(103,778)	(103,778
Net cash from financing activities	346,222	1,236,262

Effect of exchange rate changes on cash	-	-

Net increase (decrease) in cash	(9,107)	28,845

Cash at beginning of period	37,952	-

Cash at end of period	$28,845	$28,845

The accompanying notes are an integral part of the financial statements.

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2012
(audited)

Note 1 –Nature of Business, Presentation, and Going Concern

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

Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,552,523 at February 29, 2012, a net loss and net cash used in operations of $ 334,453 and $372,065, respectively, for the twelve months ended February 29, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company’s to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital.  No assurance can be given that the Company will be successful in these efforts.

The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At February 29, 2012 and February 28, 2011, respectively, the Company had no cash equivalents.

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

Depreciation expense was $54,788 for the twelve months ended February 29, 2012.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of February 29, 2012.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company operates in only one operating segment as of February 29, 2012.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 29, 2012 through the date these financial statements were issued.

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

During the twelve months ended February 29, 2012 the Company issued 14,833,000 restricted shares of its common stock for $350,000.00.

The Company has not adopted a stock option plan and has not granted any stock options or issued any warrants as of February 29, 2012.

Note 7 – Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of February 29, 2012 and February 28, 2011, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the twelve months ended February 29, 2012 and February 28, 2011:

	2012	2011
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	-34%
Total	0%	0%

As of February 29, 2012, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of February 29, 2012.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at February 29, 2012, and has not recognized interest and/or penalties in the statement of operations for either period.

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

Results of Operations

For the Twelve Months Ended February 29, 2012

Revenues

The Company had no revenues for the twelve months and the three months ended February 29, 2012.

Operating Expenses

For the twelve months ended February 29, 2012, our operating expenses were $394,858 and $100,033 for the three months ended February 29, 2012.  In 2012 we incurred higher general and administrative expenses of $264,998 compared to $39,785 in 2011, primarily related to the results of operations of Millennium included in the full quarter ended February 28, 2012 as opposed to half of the quarter in 2010.  Professional fees increased in 2012 to $75,072 from $50,144 in 2011.  In 2012, we incurred $2,746,449 of stock compensation issued to various consultants and supporters of the Company for which we did not incur such costs in 2011.

During the twelve months ended February 29, 2012, we incurred interest expense of $5,857 compared to $3,066 in the same period of 2011 relating to debt acquired in the acquisition of Millennium.

Net Loss

For the period from April 13, 2006 (date of inception) to February 29, 2012, we have incurred an accumulated loss of $11,552,523 attributable to our shareholders.

Liquidity and Capital Resources

Overview

For the twelve months ended February 29, 2012, we funded our limited operations through financing activities consisting primarily of private placements of equity securities with outside investors, and by loans from an individual. Our principal use of funds during the twelve months ended February 29, 2012 has been for the ongoing exploration efforts to develop our mining properties and for general corporate expenses.

Liquidity and Capital Resources during the twelve months ended February 29, 2012 compared to the twelve months ended February 28, 2011

As of February 28, 2012, the Company had cash of $28,845 and a deficit in working capital of $37,065.  The Company generated a negative cash flow from operations of $372,065 for the twelve months ended February 29, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $334,453, non-controlling interest’s share of the Company’s net loss of $66,262 and changes in operating assets and liabilities of $24,138.  Cash used in operations for the twelve months ended February 28, 2011 was $114,762, consisting of a net loss of $2,845,129, non-controlling interest’s share of the Company’s net loss of $9,499 and changes in operating assets and liabilities of $21,767, offset by common stock issued for services of $2,746,449 and depreciation of $15,184.

Net cash from financing activities for the twelve months ended February 29, 2012 was $346,222 primarily due to acquisition of property and equipment in 2012

We will require additional financing during the current fiscal year according to our planned exploration and operational activities. We plan to spend approximately $2,500,000 from June, 2011 to August, 2012 to carry out exploration, operational and administration activities on our Sierra Leone mineral properties and establish our wholesale sales activities. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the consolidated financial statements for the year ended February 29, 2012 regarding concerns about our ability to continue as a going concern. Our audited consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our audited consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that August be necessary should we be unable to continue as a going concern.

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

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents August be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at  [Missing Graphic Reference]1-800-SEC-0328 . You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

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

For the period ending February 29, 2012, the Company issued 14,833,000 restricted shares of its common stock for $350,000.00 in a private placement.   The proceeds will be used for exploration and general corporate purposes.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (1) (Incorporated by reference 10K this period)
Exhibit 3.2	Bylaws (1) (Incorporated by reference 10K this period)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 10.1	Agreement and Plan of Acquisition between Dolat Ventures, Inc. and Dove Diamonds & Mining, Inc. (3)
Exhibit 10.2	Share Exchange Agreement between Dolat Ventures, Inc. and Millennium Mining LLC (4)
Exhibit 28.1	Rule 13a-14(a) Certification by the Principal Executive and Financial Officer (5)
Exhibit 32.1	Certification by the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Incorporated by reference from Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2008.
(2)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2010.
(3)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2009.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2010.
(5)	(Incorporated by reference 10K this period)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Shmuel Dovid Hauck	June 27, 2012
Shmuel Dovid Hauck, President and Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date