Form 10-K/A
period 2012-02-28
Dolat Ventures, Inc.
filed 2012-07-02
CIK 1436568

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (1) (Incorporated by reference 10K this period)
Exhibit 3.2	Bylaws (1) (Incorporated by reference 10K this period)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 10.1	Agreement and Plan of Acquisition between Dolat Ventures, Inc. and Dove Diamonds & Mining, Inc. (3)
Exhibit 10.2	Share Exchange Agreement between Dolat Ventures, Inc. and Millennium Mining LLC (4)
Exhibit 28.1	Rule 13a-14(a) Certification by the Principal Executive and Financial Officer (5)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference from Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2008.
(2)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2010.
(3)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2009.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2010.
(5)	(Incorporated by reference 10K this period)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Shmuel Dovid Hauck	June 27, 2012
Shmuel Dovid Hauck, President and Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date