Form 10-Q
period 2012-05-31
Dolat Ventures, Inc.
filed 2012-07-11
CIK 1436568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

(212) 502-6657
 (Registrant’s telephone number, including area code)

jIndicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
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
Yes ☐  No  ☒

As of as of May 31, 2012 the registrant had 98,660,000 shares of its Common Stock, $0.001 par value, outstanding.

DOLAT VENTURES, INC.
FORM 10-Q
May 31, 2012
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of May 31, 2012 (unaudited) and February 29, 2012	3
	Consolidated Statements of Operations for the Three Months Ended May 31, 2012 and 2011 and for the Period April 13, 2006 (Inception) to May 31, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2012 and 2011 and for the Period April 13, 2006 (Inception) to May 31, 2012 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1.A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	(Removed & Reserved)	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

SIGNATURE		28

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Balance Sheets

	May 31,	February 29,	February 29,	May 31,
	2011	2011	2012	2012
	(unaudited)		(unaudited)	(unaudited)
ASSETS
Current assets
Cash	$37,295	$37,952	$37,911	$28,845
Related party note receivable	46,482	47,718	56,482	56,482
Prepaid expenses	22,500	13,227	22,500	22,500
Total current assets	106,277	98,897	116,893	107,827

Property and equipment, net	429,036	450,251	387,945	374,248

Total assets	$535,313	$549,148	$504,838	$482,075

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$76,239	$65,528	$76,239	$76,239
Accounts payable	60,323	75,469	50,393	54,893
Accrued liabilities	9,200	11,700	9,200	7,990
Related party payables	6,435	6,435	35,935	35,935
Notes payable	157,496	72,792	57,496	57,496
Total liabilities	309,693	231,924	229,263	232,553

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized
Series A preferred stock, 1,000,000 shares designated,
no shares shares issued and outstanding	-	-
Series B preferred stock, 24,000,000 shares designated,
no shares shares issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
84,688,717 and 98,660,000 shares issued and outstanding
at May 31, 2011 and May 31, 2012 respectively	84,689	84,133	98,966	98,966
Additional paid-in capital	11,561,581	11,512,137	11,847,304	11,847,304
Accumulated other comprehensive income (loss)	(46,567)	(37,487)	-37487)	-37487
Deficit accumulated during the exploration stage	(11,328,680)	(11,218,070)	-11,544,956)	-11,566,701
Total Dolat Ventures stockholders' deficit	271,023	340,713	363,827	342,082
Noncontrolling interest	(45,403)	(23,489)	-88,252)	-92,560
Total stockholders' deficit	225,620	317,224	275,575	249,522

Total liabilities and stockholders' deficit	$535,313	$549,148	$504,838	$482,075

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the three months ended	April 13, 2006 (Inception) to	For the twelve months ended	For the three months ended	April 13, 2006 (Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012	February 29, 2012	February 29, 2012	February 29, 2012

Sales Revenues	$-	$-	$30,870	$-	$-	$30,870
Operating Expenses
Mineral property Expenditures	-	-	11,144	-	-	11,144
General and administrative expenses	7,857	59,198	452,005	255,932	71,470	444,149
Professional fees	4,500	53,772	476,991	75,072	5,800	472,491
Depreciation expense	13,697	13,697	119,584	54,788	13,697	105,887
Stock based compensation and donations	-	-	10,641,050	-	-	10,641,050
Total operating expenses	26,054	126,667	11,700,774	385,792	90,967	11,674,721

Loss from operations	(26,054)	(126,667)	(11,669,904)	(385,792)	(90,967)	(11,643,851)

Other income (expense)

Interest expense	-	(5,857)	(19,328)	(5,857)	-	(19,328)
Total other income (expense)	-	(5,857)	(19,328)	(5,857)	-	(19,328)

Loss before income taxes	(26,054)	(132,524)	(11,689,232)	(391,649)	(90,967)	(11,633,179)
Provision for income taxes	-	-	-	-	-	-
Net loss attributable non-controlling interest	4,308	21,914	122,531	64,763	15,042	118,223
Net loss attributable to Dolat Ventures, Inc.	$(21,746)	$(110,610)	$(11,566,701)	(326,886)	$(75,925)	$(11,544,956)

Weighted average number of shares outstanding – Basic and diluted	98,966,362	84,435,094		98,966,362	98,966,362

Foreign currency translation gain	-	(9,080)	(6,523)	-	-	(6,523)
Total comprehensive loss	$(21,746)	$(119,690)	$(11,573,224)	$(326,886)	$(75,925)	$(11,551,479)

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			April 6, 2006	For the twelve	April 6, 2006
	For the Three Months Ended		(Inception) to	months ended	(Inception) to
	May 31,	May 31,	May 31,	February 29,	February 29,
	2012	2011	2012	2012	2012

Cash flows from operating activities:
Net loss	$(21,746)	$(110,610)	$(11,566,701)	$(326,886)	$(11,544,956
Adjustments to reconcile net loss to net cash used in operations:
Non-controlling interests	(4,308)	(21,914)	(122,531)	(64,763)	(118,223
Depreciation	13,697	13,697	119,584	54,788	105,887
Mineral property impairment	-	-	1,548	-	1,548
Stock issued for charitable donations	-	-	56,250	-	56,250
Stock issued for services	-	-	10,584,800	-	10,584,800
Changes in operating assets and liabilities:
Employee advances	-	-	8,519	-	8,519
Prepaid expenses	-	(9,273)	(22,500)	(9,273)	(22,500
Bank overdraft	-	10,711	63,621	10,711	63,621
Related party payables	-	-	31,682	-	31,682
Accounts payable and accrued liabilities	3,291	(17,646)	(62,418)	(27,576)	(65,709
Net cash used in operating activities	(9,066)	(135,035)	(908,146)	(362,999)	(899,081

Cash flows from investing activities:
Cash acquired from acquisitions	-	-	31,599	-	31,599
Acquisition of property and equipment	-	(4,000)	(4,000)	(4,000)	(4,000
Acquisition of mineral property	-	-	(1,548)	-	(1,548
Issuance of note receivable - related party	-	-	(18,218)	29,500	(18,218
Advances to related entities	-	-	(307,103)	(8,764)	(307,103
Net cash from (used in) investing activities	-	(4,000)	(299,270)	16,736	(299,270

Cash flows from financing activities:
Proceeds from issuance of common stock	-	50,000	1,207,000	350,000	1,207,000
Proceeds from loans payable	-	100,000	133,040	100,000	133,040
Payments on loans payable	-	(15,296)	(103,778)	(103,778)	(103,778
Net cash from financing activities	-	134,704	1,236,262	346,222	1,236,262

Effect of exchange rate changes on cash	-	3,674	-	-	-

Net increase (decrease) in cash	(9,066)	(657)	28,845	(41)	37,911

Cash at beginning of period	37,911	37,952	-	37,952	-

Cash at end of period	$28,845	$37,295	$28,845	$37,911	$37,911

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

			13-Apr-06
	For the Three Months Ended		(Inception) to
	May 31,	May 31,	May 31,
	2012	2011	2012
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$5,857	$19,328

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Forgiveness of debt from related party	$-	$-	$25,247

Issuance of 20,622,000 shares of common stock for acquisition of Dove Diamonds and Mining, Inc.	$-	$-	$560

Issuance of 30,000,000 shares of common stock for acquisition of Millennium Mining, LLC	$-	$-	$89,913

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2012
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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,643,721 at May 31, 2012, a net loss of $ 26, 054 for the three months ended May 31, 2012, as compared to a net loss of $110,610 for the same three month period ending May 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Dolat Ventures, Inc., its wholly-owned subsidiary, Dove Diamond and Mining, Inc., and its majority-owned subsidiary, Millennium Mining LLC.  All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the 2010 statement of operations, and statement of cash flows have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At May 31, 2012 and February 28, 2012, respectively, the Company had no cash equivalents.

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

Depreciation expense for the three months ended May 31, 2012 was $13,697 and  for the twelve months ended February 29, 2012 was $54,788.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2012. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include related party receivables, prepaid expenses, accounts payable and accrued expenses and related party payables. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

The Company has not adopted a stock option plan and has not granted any stock options as of May 31, 2012.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to May 31, 2012 through the date these financial statements were issued.

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

The Company has not adopted a stock option plan and has not granted any stock options or issued any warrants as of May 31, 2012.

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

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the twelve months ended February 29, 2012 and February 28, 2011:

	2012	2011
U.S. federal statutory rate	34%	34%
Valuation reserve	- 34%	- 34%
Total	0%	0%

As of May 31, 2012, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at May 31, 2012, and has not recognized interest and/or penalties in the statement of operations for either period.

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

Results of Operations

For the Three Months Ended May 31, 2012 and 2011

Revenues

The Company had no revenues for the three months ended May 31, 2012 and 2011.

Operating Expenses

For the three months ended May 31, 2012, our operating expenses were $26,054 compared to $126,667 for the three months ended May 31, 2012, representing an decrease of $100,613.  In May, 2011 we incurred higher general and administrative expenses of $59,198 compared to $7,857 for the three months ending May 31, 2012.  Professional fees decreased in May, 2012 to $4,500 from $53,772 in 2011.

During the three months ended May 31, 2012, we incurred no interest expense compared to $5,857 in the same period of 2011 relating to debt acquired in the acquisition of Millennium.

Net Loss

For the period from April 13, 2006 (date of inception) to May 31, 2012, we have incurred an accumulated loss of $11,663,179 attributable to our shareholders.

Liquidity and Capital Resources

Overview

For the three months ended May, 31, 2012, we funded our limited operations through financing activities consisting primarily of private placements of equity securities with outside investors, and by loans from an individual. Our principal use of funds during the three months ended May 31, 2012 has been for the ongoing exploration efforts to develop our mining properties and for general corporate expenses.

Liquidity and Capital Resources during the three months ended May 31, 2011 compared to the three months ended May 31, 2012

As of May 31, 2012 the Company had cash of $37,952 and a deficit in working capital of $9,066.  The Company generated a negative cash flow from operations of $135,035 for the three months ended May 31, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $110,610, non-controlling interest’s share of the Company’s net loss of $21,914 and changes in operating assets and liabilities of $16,208, offset by depreciation of $13,697.  Cash used in operations for the three months ended May 31, 2012 was $9,066, consisting of a net loss of $21,746, non-controlling interest’s share of the Company’s net loss of $ 4,308.

No cash was used or provided in investing activities for the three months ended May 31, 2012 compared to a loss of $ 4,000 the three months ended May 31, 2011.  No cash was used or provide by financing activities for the year three months May 31, 2010 compared to $134,704 provided by financing activities for the same period ending May 31, 2011 as the Company did not issue any common stock during the first three months of 2012.

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

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents August be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330 . You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the period ending May 31, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit 3.1	Articles of Incorporation (1)

Exhibit 3.2	Bylaws (1)

Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)

Exhibit 10.1	Agreement and Plan of Acquisition between Dolat Ventures, Inc. and Dove Diamonds & Mining, Inc. (3)

Exhibit 10.2	Share Exchange Agreement between Dolat Ventures, Inc. and Millennium Mining LLC (4)

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive and Financial Officer (5)

Exhibit 32.1	Certification by the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2008.
(2)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2010.
(3)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2009.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2010.
(5)	Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Shmuel Dovid Hauck	June, 9, 2012
Shmuel Dovid Hauck, President and Chief Financial Officer (Principal Executive and Principal Financial Officer)