Form 10-Q
period 2012-08-31
Dolat Ventures, Inc.
filed 2012-10-16
CIK 1436568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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
Yes ☐  No  ☒

As of as of August 31, 2012 the registrant had 98,660,000 shares of its Common Stock, $0.001 par value, outstanding.

DOLAT VENTURES, INC.
FORM 10-Q
AUGUST 31, 2012
INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of August 31, 2012 (unaudited) and May 31,2012	3
	Consolidated Statements of Operations for the Three Months Ended August 31, 2012 and 2011 and for the Period April 13, 2006 (Inception) to August 31, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2012 and 2011 and for the Period April 13, 2006 (Inception) to August 31, 2012 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7 - 16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1.A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

SIGNATURE		25

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Balance Sheets

	3 months ended 31-May	3 months ended 31-May	6 months ended 31-Aug	6 months ended 31-Aug
	2011	2012	2011	2012
	(unaudited)		(unaudited)	(unaudited)
ASSETS

Current assets
Cash	$37,295	$28,845	$37,295	$8,599
Related party note receivable	46,482	56,482	46,482	56,482
Prepaid expenses	22,500	22,500	22,500	22,500
Total current assets	106,277	107,827	106,277	87,581

Property and equipment, net	429,036	374,248	429,036	374,248

Total assets	$535,313	$482,075	$535,313	$482,075

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$76,239	$76,239	$76,239	$60,049
Accounts payable	60,323	54,893	60,323	58,873
Accrued liabilities	9,200	7,990	9,200	8,809
Related party payables	6,435	35,935	6,435	35,935
Notes payable	157,496	57,496	157,693	57,496
Total liabilities	309,693	232,553	309,693	220,442

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized
Series A preferred stock, 1,000,000 shares designated,
no shares shares issued and outstanding	-
Series B preferred stock, 24,000,000 shares designated,
no shares shares issued and outstanding	-
Common stock, $.001 par value, 250,000,000 shares authorized,
84,688,717 and 98,660,000 shares issued and outstanding
at May 31, 2011 and May 31, 2012 respectively	84,689	98,966	84,689	98,966
Additional paid-in capital	11,561,581	11,847,304	11,561,581	11,847,304
Accumulated other comprehensive income (loss)	(46,567)	(37,487)	(46,567)	(37,487)
Deficit accumulated during the exploration stage	(11,328,680)	(11,566,701)	(11,328,680)	(11,574,836)
Total Dolat Ventures stockholders' deficit	271,023	342,082	271,023	333,947
Noncontrolling interest	(45,403)	(92,560)	(45,403)	(92,560)
Total stockholders' deficit	225,620	249,522	225,620	241,387

Total liabilities and stockholders' deficit	$535,313	$482,075	$535.313	$461,829

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the six months ended	For the six months ended	13-Apr-06 (Inception) to	For the three months ended	13-Apr-06 (Inception) to
	Aug 31 2012	Aug 31, 2011	Aug 31, 2012	May 31, 2012	May 31, 2011	May 31, 2012
Sales Revenues	$-	$-	$30,870	$-	$-	$30,870
Operating Expenses
Mineral property Expenditures	-	-	11,144	-	-	11,144
General and administrative expenses	11,361	59,198	458,749	7,857	59,198	452,005
Professional fees	8,680	53,772	485,671	4,500	53,772	476,991
Depreciation expense		13,697	133,281	13,697	13,697	119,584
Stock based compensation and donations		-	10,641,050	-	-	10,641,050
Total operating expenses	20,041	126,667	11,689,945	26,054	126,667	11,669,904

Loss from operations	(20,041)	(126,667)	(11,689,945)	(26,054)	(126,667)	(11,669,904)

Other income (expense)
Interest expense	-	(5,857)	(19,328)	-	(5,857)	(19,328)
Total other income (expense)	-	(5,857)	(19,328)	-	(5,857)	(19,328)

Loss before income taxes	(20,041)	(132,524)	(11,709,273)	(26,054)	(132,524)	(11,689,232)
Provision for income taxes		-	-	-	-	-
Net loss attributable non-controlling interest	7,443	21,194	129,820	4,308	21,914	122,531
Net loss attributable to Dolat Ventures, Inc.	(12,598)	(110,610)	$(11,579,299)	$(21,746)	$(110,610)	(11,566,701)

Weighted average number of shares outstanding – Basic and diluted	98,660,000	84,435,094		98,966,362	84,435,094

Foreign currency translation gain	4,463		4,617	-	(9,080)
Total comprehensive loss	$(8,135)	$ (110,610)	$(11,574,836)	$(21,746)	$(119,690)	$(11,566,701)

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended		13-Apr-06 (Inception) to
	31-Aug	31-Aug	31-Aug,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(8,135)	$(110,610)	$(11,574,836)
Adjustments to reconcile net loss to net cash used in operations:
Non-controlling interests		(21,914)	(122,531)
Depreciation	-	13,697	119,584
Mineral property impairment	-		1,548
Stock issued for charitable donations	-		56,250
Stock issued for services	-		10,584,800
Changes in operating assets and liabilities:
Employee advances	-		8,519
Prepaid expenses	-	(9,273)	(22,500)
Bank overdraft	(16,190)	10,711	47,431
Related party payables	-		31,682
Accounts payable and accrued liabilities	4,079	(17,646)	(58,339)
Net cash used in operating activities	(20,246)	(135,035)	(928,391)

Cash flows from investing activities:
Cash acquired from acquisitions	-		31,599
Acquisition of property and equipment	-	(4,000)	(4,000)
Acquisition of mineral property	-		(1,548)
Issuance of note receivable - related party	-		(18,218)
Advances to related entities	-		(307,103)
Net cash from (used in) investing activities	-	(4,000)	(299,270)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	50,000	1,207,000
Proceeds from loans payable	-	100,000	133,040
Payments on loans payable	-	(15,296)	(103,778)
Net cash from financing activities	-	134,704	1,236,262

Effect of exchange rate changes on cash	-	3,674	-

Net increase (decrease) in cash	(20,246)	(657)	8,599

Cash at beginning of period	28,845	37,295	-

Cash at end of period	$8,599	$37,295	$8,599

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

			13-Apr-06
	For the Six Months Ended		(Inception) to
	31-Aug	31-Aug,	31-Aug
	2012	2011	2012
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$5,857	$19,328

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Forgiveness of debt from related party	$-	$-	$25,247

Issuance of 20,622,000 shares of common stock for acquisition of Dove Diamonds and Mining, Inc.	$-	$-	$560

Issuance of 30,000,000 shares of common stock for acquisition of Millennium Mining, LLC	$-	$-	$89,913

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 31, 2012
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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,574,836 at August 31, 2012, a net loss of $ 8,135 for the three months ended Aug. 31, 2012, as compared to a net loss of $110,610 for the same three month period ending August 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At Aug. 31, 2012 and May 31, 2012, respectively, the Company had no cash equivalents.

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

Depreciation expense for the twelve months ended Aug. 31, 2012 was $133,281.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of Aug. 31, 2012. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include related party receivables, prepaid expenses, accounts payable and accrued expenses and related party payables. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

The Company has not adopted a stock option plan and has not granted any stock options or issued any warrants as of Aug. 31, 2012.

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

As of Aug. 31, 2012, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 28, 2012 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Results of Operations

For the Three Months Ended Aug 31, 2012 and 2011

Revenues

The Company had no revenues for the three months ended Aug. 31, 2012 and 2011.

Operating Expenses

For the three months ended Aug 31, 2012, our operating expenses were $15,424 compared to $126,667 for the three months ended Aug. 31, 2011, representing an decrease of $100,613.  In August, 2011 we incurred higher general and administrative expenses of $59,198 compared to $6,744 for the three months ending Aug. 31, 2012.  Professional fees increased in August, 2012 to $8,680 from $53,772 in 2011.

During the three months ended Aug. 31, 2012, we incurred no interest expense compared to $5,857 in the same period of 2011 relating to debt acquired in the acquisition of Millennium.

Net Loss

For the period from April 13, 2006 (date of inception) to May 31, 2012, we have incurred an accumulated loss of $11,574,836 attributable to our shareholders.

Liquidity and Capital Resources

Overview

For the three months ended Aug, 31, 2012, we funded our limited operations through financing activities consisting primarily of private placements of equity securities with outside investors, and by loans from an individual. Our principal use of funds during the three months ended Aug. 31, 2012 has been for the ongoing exploration efforts to develop our mining properties and for general corporate expenses.

Liquidity and Capital Resources during the three months ended Aug. 31, 2011 compared to the three months ended Aug.  31, 2012

As of Aug. 31, 2012 the Company had cash of $8,599 and a deficit in working capital of $20,246.  The Company generated a negative cash flow from operations of $ 20,246 for the three months ended Aug. 31, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $8,135 and changes in operating assets and liabilities of $(12,111). Cash used in operations for the three months ended Aug 31, 2012 was $20,246, consisting of a net loss of $8,135.

No cash was used or provided in investing activities for the three months ended Aug. 31,.  No cash was used or provide by financing activities for the year three months Aug. 31, 2010 compared to $(4,000) provided by financing activities for the same period ending Aug. 31, 2011 as the Company did not issue any common stock during the first six months of 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been on unregistered sales of equity securities during the period ending August 31, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None.

Item 6.    Exhibits (By incorporated reference):

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Bylaws (1)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 10.1	Agreement and Plan of Acquisition between Dolat Ventures, Inc. and Dove Diamonds & Mining, Inc. (3)
Exhibit 10.2	Share Exchange Agreement between Dolat Ventures, Inc. and Millennium Mining LLC (4)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive and Financial Officer (5)
Exhibit 32.1	Certification by the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2008.
(2)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2010.
(3)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2009.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2010.
(5)	Filed herewith.

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

Date: October 16, 2012	By:	/s/ Shmuel Dovid Hauck
Shmuel Dovid Hauck, President and Chief Financial Officer
(Principal Executive and Principal Financial Officer)