Form 10-Q
period 2012-11-30
Dolat Ventures, Inc.
filed 2013-01-08
CIK 1436568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________ to _________.

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
Yes ☐  No  ☒

As of as of November 30, 2012 the registrant had 107,466,362 shares of its Common Stock, $0.001 par value, outstanding.

DOLAT VENTURES, INC.
FORM 10-Q
NOVEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Balance Sheets

	31-Aug	31-Aug	30-Nov	30-Nov
	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets
Cash	$37,295	$8,599	$37,295	$393
Related party note receivable	46,482	56,482	46,482	50,482
Prepaid expenses	22,500	22,500	22,500	22,500
Total current assets	106,277	87,581	106,277	73,375

Property and equipment, net	429,036	374,248	429,036	319,460

Total assets	$535,313	$482,075	$535,313	392,835

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$76,239	$60,049	$76,239	$60,049
Accounts payable	60,323	58,873	60,323	69,631
Accrued liabilities	9,200	8,809	9,200	8,809
Related party payables	6,435	35,935	6,435	40,935
Notes payable	157,693	57,496	157,496	51,496
Total liabilities	309,693	220,442	309,693	230,920

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized
Series A preferred stock, 1,000,000 shares designated,
no shares shares issued and outstanding	-
Series B preferred stock, 24,000,000 shares designated,
no shares shares issued and outstanding	-
Common stock, $.001 par value, 250,000,000 shares authorized,
98,660,000 and 107,466,000 shares issued and outstanding
at Aug 31, 2012 and Nov 30, 2012 respectively	84,689	98,660	84,689	107,466
Additional paid-in capital	11,561,581	11,847,304	11,561,581	11,891,101
Accumulated other comprehensive income (loss)	(46,567)	(37,487)	(45,567)	(42,104)
Deficit accumulated during the exploration stage	(11,328,680)	(11,574,836)	(11,328,680)	(11,657,285)
Total Dolat Ventures stockholders' deficit	271,023	333,947	271,023	299,178
Noncontrolling interest	(45,403)	(92,560)	(45,403)	(137,263)
Total stockholders' deficit	225,620	241,387	255,620	161,915

Total liabilities and stockholders' deficit	$535.313	$461,829	$535,313	392,835

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the nine months ended	For the nine months ended	13-Apr-06 inception to	For the six months ended	13-Apr-06 (Inception) to
	Nov 30, 2012	Nov 30, 2011	Nov 30, 2012	Aug 31, 2012	Aug 31, 2011	Aug 31, 2012

Sales Revenues	$-	$-	$30,870	$-	$-	$30,870
Operating Expenses
Mineral property Expenditures	-	-	11,144	-		11,144
General and administrative expenses	11,146	59,198	458,749	11,361	59,198	458,749
Professional fees	4,145	53,772	485,671	8,680	53,772	485,749
Depreciation expense	54,788	13,697	188,069	-	13,697	133,281
Stock based compensation and donations	-	-	10,641,050			10,641,050
Total operating expenses	70,079	126,667	11,760,024	20,041	126,667	11,689,945

Loss from operations	(70,079)	(126,667)	(11,760,024)	(20,041)	(126,667)	(11,689,945)

Other income (expense)

Interest expense	(19,813)	(5,857)	(39,141)	-	(5,857)	(19,328)
Total other income (expense)	-		(39,141)

Loss before income taxes	(89,892)	(132,524)	(11,799,165)	(20,041)	(132,524)	(11,709,273)
Provision for income taxes			-
Net loss attributable non-controlling interest	7,443	21,914	137,263	7,443	21,914	129,820
Net loss attributable to Dolat Ventures, Inc.	(82,449)	(110,610)	$(11,661,902)	(12,598)	(110,610)	(11,579,299)

Weighted average number of shares outstanding – Basic and diluted	98,660,000	84,435,094	107,466,362	98,660,000	84,435,094	98,600,000

Foreign currency translation gain	-	(9,080)	4,617	4,463	(4,617)	4,617
Total comprehensive loss	$(82,449)	$(119,690)	$(11,657,285)	$(8,135)	(115,227)	(11,579,299)

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended		13-Apr-06 (Inception) to
	Nov. 30	Nov. 30	Nov 30
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(82,499)	$(110,610)	$(11,657,335)
Adjustments to reconcile net loss to net cash used in operations:
Non-controlling interests	(44,703)	(21,914)	(167,234)
Depreciation	54,748	13,697	174,332
Mineral property impairment	-		1,548
Stock issued for charitable donations	-		56,250
Stock issued for services	2,500		10,587,300
Changes in operating assets and liabilities:
Employee advances	-		8,519
Prepaid expenses	-	(9,273)	(22,500)
Bank overdraft	-	10,711	47,431
Related party payables	(5,000)		26,682
Accounts payable and accrued liabilities	(78,440)	(17,646)	(136,779)
Net cash used in operating activities	(153,304)	(135,035)	(1,081,695)

Cash flows from investing activities:
Cash acquired from acquisitions	-		31,599
Acquisition of property and equipment	-	(4,000)	(4,000)
Acquisition of mineral property	-		(1,548)
Issuance of note receivable - related party	-		(18,218)
Advances to related entities	-		(307,103)
Net cash from (used in) investing activities	-	(4,000)	(299,270)

Cash flows from financing activities:
Proceeds from issuance of common stock	146,098	50,000	1,353,098
Proceeds from loans payable	5,000	100,000	138,040
Payments on loans payable	(6,000)	(15,296)	(115,778)
Net cash from financing activities	145,098	134,704	1,381,360

Effect of exchange rate changes on cash	-	3,674	-

Net increase (decrease) in cash	(8,206)	(657)	(8,206)

Cash at beginning of period	8,599	37,295	8,599

Cash at end of period	$393	$37,295	$393

See accompanying notes to unaudited consolidated financial statements.

Dolat Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nov 30, 2012
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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,657,285 at November 30, 2012, a net loss of $82,449 for the Nine Months ended November 30, 2012, as compared to a net loss of $110,610 for the same three month period ending November 30, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At Nov. 30, 2012 and Nov. 30, 2011, respectively, the Company had no cash equivalents.

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

Depreciation expense for the nine months ended Nov 30, 2012 was $174,332.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of  November 30, 2012. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include related party receivables, prepaid expenses, accounts payable and accrued expenses and related party payables. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

The Company has not adopted a stock option plan and has not granted any stock options as of November 30, 2012.

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

In  September 2012, the Company’s President lent $5,000 at no interest for a term of one year to the Corporation, to pay for administrative expenses.

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

In September, 2012 the Company issued 1,000,000 common restricted shares, and 5,000,000 common restricted shares to two (2) debt holders in debt reduction of a an aggregate $6,000 at par value.

In September, 2012 the Company issued 2,500,00 common restricted shares for services to Paramount Capital for consulting services.

The Company has not adopted a stock option plan and has not granted any stock options or issued any warrants as of Nov. 30, 2012.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at Nov. 30, 2012, and has not recognized interest and/or penalties in the statement of operations for either period.

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

Results of Operations

For the Nine Months Ended Nov 30, 2012 and 2011

Revenues

The Company had no revenues for the Nine Months ended Nov 30, 2012 and 2011.

Operating Expenses

For the Nine Months ended Nov. 30, 2012, our operating expenses were $ 70,079 compared to $126,667 for the Nine Months ended Aug. 31, 2011, representing a decrease of $56,588.  In Nov, 2011 we incurred higher general and administrative expenses of $59,198 compared to $11,146 for the Nine Months ending Nov. 30, 2012.  Professional fees dcreased in Nov 30, 2012 to $4,145 from $53,772 in 2011.

During the Nine Months ended Nov 30, 2012, we incurred no interest expense compared to $5,857 in the same period of 2011 relating to debt acquired in the acquisition of Millennium.

Net Loss

For the period from April 13, 2006 (date of inception) to Nov 30, 2012, we have incurred an accumulated loss of $11,657,285 attributable to our shareholders.

Liquidity and Capital Resources

Overview

For the Nine Months ended Nov. 30, 2012, we funded our limited operations through financing activities consisting primarily of private placements of equity securities with outside investors, and by loans from an individual. Our principal use of funds during the Nine Months ended Nov. 30, 2012 has been for the ongoing exploration efforts to develop our mining properties and for general corporate expenses.

Liquidity and Capital Resources during the Nine Months ended Nov 30, 2011 compared to the Nine Months ended Nov 30, 2012

As of Nov. 30, 2012 the Company had cash of $393 and a deficit in working capital of $153,304.  The Company generated a negative cash flow from operations of $ 153,304 for the Nine Months ended Nov 30, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $82,449and changes in operating assets and liabilities of $(70,855).

No cash was used or provided in investing activities for the Nine Months ended Nov. 30, 2012.  No cash was used or provide by financing activities for the year Nine Months Nov. 30, 2011

We will require additional financing during the current fiscal year according to our planned exploration and operational activities. We plan to spend approximately $2,500,000 to carry out exploration, operational and administration activities on our Sierra Leone mineral properties and establish our wholesale sales activities. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to perform future exploration work on all of our mineral properties. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the period ending Nov. 30, 2012

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits (By incorporated reference):

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Bylaws (1)
Exhibit 3.3	Certificate of Amendment to Articles of Incorporation for Increase in Authorized Common Shares (2)
Exhibit 10.1	Agreement and Plan of Acquisition between Dolat Ventures, Inc. and Dove Diamonds & Mining, Inc. (3)
Exhibit 10.2	Share Exchange Agreement between Dolat Ventures, Inc. and Millennium Mining LLC (4)
Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive and Financial Officer (5)
Exhibit 32.1	Certification by the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Company’s Form S-1 filed with the Securities and Exchange Commission on June 10, 2008.
(2)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2010.
(3)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2009.
(4)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2010.
(5)	Filed herewith.

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

January 8, 2013	By:	/s/ Shmuel Dovid Hauck
Shmuel Dovid Hauck, President and Chief Financial Officer
(Principal Executive and Principal Financial Officer)