Form 10-K
period 2013-02-28
Dolat Ventures, Inc.
filed 2017-08-08
CIK 1436568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended February 28, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number: 001-34128

Dolat Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1885936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 149 Beijing Road, Cultural Industry Park Office 5F, Fengtai District, Beijing, 10, People’s Republic of China
(Address of principal executive offices)	(Zip Code)

+86 010-51363458
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of February 28, 2013 the registrant had 119,966,362 shares of its Common Stock, $0.001 par value, outstanding.

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control and which may cause the actual results, performance or achievements of Dolat Ventures, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described in Part I, Item 1A. “Risk Factors,” and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our forward-looking statements apply only as of the date of this report or the respective date of the document from which they are incorporated herein by reference. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Business

Description of Business

Dolat Ventures, Inc. (the “Company”, “Dolat”, “DOLV”, “we”, “us” or “our”), through its wholly and majority owned subsidiaries, Dove Diamonds and Mining, Inc. and Millennium Mining LLC, respectively, is focused on the early stages of acquiring diamonds, gems and precious stones from a variety of locations throughout the African continent.

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

During the year ended February 28, 2010, we completed the installation of new equipment at the Sewa River facility. Initial testing has produced approximately .4 carats per ton of gravel processed. Management expects to be able to process approximately 1,000 tons per day when sufficient capital is raised to commence and sustain full scale mining operations. Once full scale operations are sustained, management anticipates strong margins as diamond prices continue to average over $250 per carat. However, there is no assurance that sufficient capital will be raised in order to reach such full scale operations.v

Government Regulation and Environmental Control

The Company is subject to various federal, state and local environmental laws and regulations, which regulate, among other things, product safety and the discharge, storage, handling and disposal of a variety of substances and wastes, and to laws and regulations relating to employee safety and health, principally the Occupational Safety and Health Administration Act and regulations thereunder. The Company believes that it currently complies in all material respects with applicable environmental, health and safety laws and regulations and that future compliance with such existing laws or regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position. However, there is no assurance that such requirements will not become more stringent in the future or that the Company will not have to incur significant costs to comply with such requirements.

Competition

We compete with other mining companies in connection with the acquisition, exploration, financing and development of diamond properties. There is competition for the limited number of diamond acquisition and exploration opportunities, some of which is with other companies having substantially greater financial resources than we have. As a result, we may have difficulty acquiring attractive diamond projects at reasonable prices. We also compete with other mining companies for mining engineers, geologists and other skilled personnel in the mining industry and for exploration and development equipment.

Trademarks, Copyrights and Patents

None

ITEM 1A. Risk Factors

The following risk factors as well as the other information contained in this report and other filings made by the Company with the SEC should be considered in evaluating the Company’s business. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, operating results may be affected in future periods.

We may need additional financing to expand our business plan.

Our business plan calls for substantial investment and cost in connection with the exploration of our mineral properties. While we believe we have sufficient funds to carry out our current plans, unforeseen expenses, an expanded exploration plan or establishing future mining operations could require additional operating capital. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find additional financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unfavorable to us. The most likely source of future funds would be through the sale of additional equity capital and loans. Any sale of additional shares will result in dilution to existing stockholders while incurring additional debt will result in encumbrances on our property and future cash flows.

Because there is no assurance when we will generate revenues, we may deplete our cash reserves and not have sufficient outside sources of capital to complete our exploration or mining programs.

Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological expertise and availability of exploration capital. Due to these and other factors, no assurance can be given that our exploration programs will result in the discovery of new mineral reserves or resources.

Diamond prices are volatile and there can be no assurance that a profitable market for diamond will exist.

The diamond mining industry is intensely competitive, and there is no assurance that, even if we discover commercial quantities of diamond mineral resources, a profitable market will exist for the sale of those resources. There can be no assurance that diamond prices will remain at such levels or be such that we can mine at a profit. Factors beyond our control may affect the marketability of any minerals discovered. Diamond prices are subject to volatile changes resulting from a variety of factors including international economic and political trends, expectations of inflation, global and regional supply and demand and consumption patterns, stock levels maintained by producers and others, the availability and increased production due to improved mining and production methods.

Uncertainty involved in mining.

Mining involves various types of risks and hazards, including environmental hazards, unusual or unexpected geological operating conditions such as rock bursts, structural cave-ins or slides, flooding, earthquakes and fires, labor disruptions, industrial accidents, metallurgical and other processing problems, metal losses, and periodic interruptions due to inclement or hazardous weather conditions. These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses, and possible legal liability.

We may not be able to obtain insurance to cover these risks at economically feasible premiums. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, is not generally available to us or to other companies within the mining industry. We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by our insurance policies.

Calculation of mineral resources and eventual recovery is only an estimate, and there can be no assurance about the quantity and grade of minerals until resources are actually mined.

The calculation of reserves, resources and corresponding grades being mined or dedicated to future production are imprecise and depend on geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which might prove to be unpredictable. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only. Any material change in the quantity of reserves, resources, grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Our planned operations involve exploration and development and there is no guarantee that any such activity will result in commercial production of mineral deposits.

Mineral exploration and development involve substantial expenses and a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate. There is no assurance that additional commercial quantities of ore will be discovered on our exploration properties. There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production, or if brought into production, that it will be profitable. The discovery of mineral deposits is dependent upon a number of factors including the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit is also dependent upon, among a number of other factors, its size, grade and proximity to infrastructure, current metal prices, and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. Most of the above factors are beyond our control.

Competition for new mining properties may prevent us from acquiring interests in additional properties or mining operations.

Significant and increasing competition exists for mineral acquisition opportunities throughout the world. Some of the competitors are large, more established mining companies with substantial capabilities and greater financial resources, operational experience and technical capabilities than us. As a result of the competition, we may be unable to acquire rights to exploit additional attractive mining properties on terms we consider acceptable. Increased competition could adversely affect our ability to attract necessary capital funding or acquire any interest in additional operations that would yield reserves or result in commercial mining operations.

Recent high diamond prices have encouraged increased mining exploration, development and construction activity, which has increased demand for, and cost of, exploration, development and construction services and equipment.

Recent increases in diamond prices have led to increases in mining exploration, development and construction activities, which have resulted in higher demand for, and costs of, exploration, development and construction services and equipment. Increased demand for services and equipment could cause project costs to increase materially, resulting in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability, and increase potential scheduling difficulties and cost increases due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development and construction costs and/or result in project delays.

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there can be no assurance that any future development activities will result in profitable mining operations.

Capital and operating costs, production and economic returns, and other estimates contained in the feasibility studies for our projects may differ significantly from those anticipated by our current studies and estimates, and there can be no assurance that our actual capital and operating costs will not be higher than currently anticipated. In addition, delays to construction schedules may negatively impact the net present value and internal rates of return of our mineral properties as set forth in the applicable feasibility studies.

There can be no assurance that the interests held by us in our properties are free from defects.

We investigated the rights to explore and exploit our properties, and, to the best of our knowledge, believed those rights were in good standing. In the event we acquire subsequent interests and rights, no guarantee can be given that such rights will not be revoked or significantly altered to our detriment. There can also be no guarantee that our rights will not be challenged or impugned by third parties. The properties may be subject to prior recorded and unrecorded agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of these claims could result in our inability to operate on these properties as permitted or being unable to enforce any rights with respect to our properties.

We are exposed to risks of changing political stability and government regulation in the country in which it intends to operate.

Any potential mining rights that we acquire may be affected in varying degrees by political instability, government regulations relating to the mining industry and foreign investment therein, and the policies of other nations in respect of the country where the mining operations take place. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect its business. Our operations may be affected in varying degrees by government regulations, including those with respect to restrictions on production, price controls, export controls, income taxes, and expropriation of property, employment, land use, water use, environmental legislation and mine safety. The regulatory environment is in a state of continuing change, and new laws, regulations and requirements may be retroactive in their effect and implementation. Our operations may also be affected in varying degrees by political and economic instability, economic or other sanctions imposed by other nations, terrorism, military repression, crime, extreme fluctuations in currency exchange rates and high inflation.

We are subject to substantial environmental and other regulatory requirements and such regulations are becoming more stringent. Non-compliance with such regulations, either through current or future operations or a pre-existing condition could materially adversely affect us.

All phases of our operations are subject to environmental regulations in the jurisdiction in which it operates. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors, and employees. There can be no assurance that future changes in environmental regulation, if any, will not be materially adverse to our operations.

The mining properties may contain environmental hazards, which are presently unknown to us and which have been caused by previous or existing owners or operators of the properties. If these properties do contain such hazards, this could lead to our inability to use the properties or may cause us to incur costs to clean up such hazards. In addition, we could find ourselves subject to litigation should such hazards result in injury to any persons.

Government approvals and permits are sometimes required in connection with mining operations. Although we believe we will obtain all of the material approvals and permits to carry on its operations, we may require additional approvals or permits or may be required to renew existing approvals or permits from time to time. Obtaining or renewing approvals or permits can be a complex and time-consuming process. There can be no assurance that we will be able to obtain or renew the necessary approvals and permits on acceptable terms, in a timely manner, or at all. To the extent such approvals are required and not obtained; we may be delayed or prohibited from proceeding with planned exploration, development or mining of mineral properties.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, which may require operations to cease or be curtailed, or corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation of such requirements could have a material adverse impact on us and cause increases in capital expenditures or production costs or reductions in levels of production at producing properties or require abandonment or delays in development of new mining properties.

We Are a New Entrant Into the Diamond Mining and Development Industry Without Profitable Operating History.

The business of diamond exploration and development and mining is subject to many risks and if diamond is found in economic production quantities, the potential profitability of future possible diamond ventures depends upon factors beyond our control. The potential profitability of diamond properties if economic quantities are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) mining and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected diamond finds; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment to operate in accordance with specifications or expectations.

We have a limited operating history and have not generated a profit since inception; consequently our long term viability cannot be assured.

Our prospects for financial success are difficult to forecast because we have a limited operating history. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by mining companies initiating exploration of unproven properties. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a diamond exploration enterprise, including limited capital resources, possible delays in mining explorations and development, failure to identify commercially viable diamond or silver deposits, possible cost overruns due to price and cost increases in exploration and ore processing, uncertain diamond market prices, inability to accurately predict mining results and attract and retain qualified employees. Therefore, there can be no assurance that our exploration or mining will be successful, that we will be able to achieve or maintain profitable operations or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional properties are more than we currently anticipate; (ii) mining and completion costs for additional properties increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Our development of and participation in what could evolve into an increasing number of diamond prospects may require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically find, develop, produce, and acquire diamond properties. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

We Have Received a Going Concern Opinion From Our Independent Registered Public Auditors’ Report Accompanying Our February 28, 2013, and February 29, 2012 Financial Statements.

The independent registered public auditor’s report accompanying our February 28, 2013 and 2012 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

We may need additional capital to accomplish our exploration and future development plans, and there can be no assurance that financing will be available on terms acceptable to us or at all.

The exploration and development of mining properties, including the continued exploration and development of any proposed projects and the construction of mining facilities and operations may require substantial additional financing. Failure to obtain sufficient financing, or financing on terms acceptable to us, may result in a delay or indefinite postponement of exploration, development or production on any or all properties we may obtain, or even a loss of an interest in a property. The only source of funds now available to us is through the sale of debt or equity capital, properties, royalty interests or the entering into of joint ventures or other strategic alliances in which the funding sources could become entitled to an interest in properties or projects we may obtain. Additional financing may not be available when needed or if available, the terms of such financing might not be favorable to us and might involve substantial dilution to existing shareholders. If financing involves the issuance of debt, the terms of the agreement governing such debt could impose restrictions on our operation of our business. Failure to raise capital when needed would have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks of changing labor and employment regulations.

Production at its mining operations is dependent upon the efforts of mining employees. In addition, employee relations may be affected by changes in the scheme of labor relations that may be introduced by the relevant governmental authorities in whose jurisdictions we carry on business. Changes in such legislation or in the relationship between us and our employees may have a material adverse effect on our business, results of operations and financial condition.

We rely on our management and key personnel, and there is no assurance that such persons will remain with us or that we will be able to recruit skilled individuals.

We rely heavily on our existing management. We do not maintain “key man” insurance. Recruiting and retaining qualified personnel is critical to our success. The number of persons skilled in the acquisition, exploration and development of mining properties is limited and competition for the services of such persons is intense. As our business activity grows, it may require additional key financial, administrative, technical and mining personnel. Although we believe that we will be successful in attracting and retaining qualified personnel, there can be no assurance of such success. The failure to attract such personnel to manage growth effectively could have a material adverse effect on our business, prospects, financial conditions and results of operations.

Our Officers and Directors May be Subject to Conflicts of Interest.

Certain of our officers and directors at times may only be employed part time and can become subject to conflicts of interest. Some devote part of their working time to other business endeavors, including consulting relationships with other entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors could be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

RISKS RELATED TO OUR COMMON STOCK

Sales of a Substantial Number of Shares of Our Common Stock Into the Public Market by Certain Stockholders May Result in Significant Downward Pressure on the Price of Our Common Stock and Could Affect Your Ability to Realize the Current Trading Price of Our Common Stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 119,966,362 shares of common stock issued and outstanding.

As of the date of this Annual Report, there are 57,348,085 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

 Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The Trading Price of Our Common Stock on the OTC Bulletin Board Will Fluctuate Significantly and Stockholders May Have Difficulty Reselling Their Shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends; and (ix) commodity price fluctuation

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 250,000,000 shares of common stock and 49,000,000 shares of preferred stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Our ability to obtain additional financing during the period in which such rights are outstanding may be adversely affected and the existence of the rights may have an adverse effect on the market price of its common shares. The holders of the debentures may exercise such securities at a time when we would be able to obtain needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights. The increase in the number of our common shares in the market resulting from the exercise of such rights and the possibility of sales of such shares may have a depressive effect on the price of our common shares. In addition, as a result of such additional common shares, the voting power of our existing shareholders will be substantially diluted.

We may, in the future, grant to some or all of its directors, key employees and consultants options to purchase its common shares at exercise prices equal to market prices at times when the public market is depressed. To the extent that significant numbers of such options are granted and exercised, the interests of our then existing shareholders will be subject to additional dilution.

We may be subject to “penny stock” regulations.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

The trading price for our common shares is volatile.

Securities of micro- and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in diamond prices or in its financial condition or results of operations as reflected in its quarterly earnings reports. Other factors unrelated to our performance that may have an effect on the price of its common shares include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; the lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of common shares; the size of our public float may limit the ability of some institutions to invest in our securities; and a substantial decline in the price of its common shares that persists for a significant period of time could cause our securities to be delisted from the OTCBB, further reducing market liquidity. As a result of any of these factors, the market price of our common shares at any given point in time may not accurately reflect our long-term value.

We have no record of paying dividends.

We have no dividend record. We have not paid any dividends on the common shares since incorporation and do not anticipate doing so in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including operating results, financial condition, capital requirements, business opportunities and restrictions contained in any financing agreements.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

Our principal office space is located at No. 149 Beijing Road, Cultural Industry Park Office 5F, Fengtai District, Beijing, 10, People’s Republic of China.

ITEM 3. Legal Proceedings

The Company is, from time to time, involved in various legal proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such legal proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4. Mine Safety Disclosure

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

 The Company is authorized to issue up to 250,000,000 shares of capital stock, all of which are classified as common stock with a par value of $0.001 per share. On February 28, 2013, there were 119,966,362 shares of the Company’s common stock issued and were outstanding.

Market Information and Price

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “DOLV”. On February 28, 2013, the closing price of the Company’s common stock was $0.0147 per share. The table below sets forth the high and low closing price per share of the Company’s common stock during each quarter of fiscal years 2013 and 2012.

	Closing Price
Quarter	High	Low
Fiscal Year 2013
First Quarter	$0.105	$0.002
Second Quarter	0.070	0.001
Third Quarter	0.035	0.005
Fourth Quarter	0.024	0.008

Fiscal Year 2012
First Quarter	$0.100	$0.030
Second Quarter	0.050	0.002
Third Quarter	0.012	0.003
Fourth Quarter	0.105	0.003

Holders of Common Stock

As of May 5, 2017, there were approximately 122 registered holders of the Company’s common stock.

Dividends

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

We do not have an equity compensation plan.

Issuer Purchases of Equity Securities.

As of the date of this Annual Report and during fiscal year ended February 28, 2013, we issued 21,000,000 shares of our common stock: 18,500,000 shares were issued upon the conversion of debt valued at $18,500 and 42,500,000 shares were issued for services valued at $75,000.

ITEM 6. Selected Financial Data

Not applicable

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Dolat Ventures, Inc. (the “Company”, “Dolat”, “DOLV”, “we”, “us” or “our”), through its wholly and majority owned subsidiaries, Dove Diamonds and Mining, Inc. and Millennium Mining LLC, respectively, is focused on the early stages of acquiring diamonds, gems and precious stones from a variety of locations throughout the African continent.

We were incorporated on April 13, 2006 in the state of Nevada. We are an exploration stage enterprise and have not sustained operations or generated or realized any significant revenues from our business operations. On February 15, 2009, we acquired 100% of the outstanding capital stock of Dove Diamonds and Mining, Inc., a Nevada Corporation (“Dove”), at which point the Company experienced a change in control and Shmuel Dovid Hauck became our President and sole Director (he resigned in December 2015). On April 13, 2010, the Company entered into a Share Exchange Agreement under which the Company agreed to exchange Thirty-Million (28,000,000) shares of Common stock to Millennium in exchange for 75%, or (22,500,000 shares) of the issued and outstanding capital stock of Millennium.

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

Results of Operations

For the Twelve Months Ended February 28, 2013 and February 29, 2012

Revenues

 The Company had no revenues for the twelve months ended February 28, 2013 and February 29, 2012.

Operating Expenses

For the twelve months ended February 28, 2013 and February 29, 2012, our operating expenses were $107,512 and $1,965,852, respectively. Stock based compensation, the main expense, was $75,000 in 2013 compared to $1,449,861 the previous year.

Other Income (Expenses)

During the twelve months ended February 28, 2013, we incurred interest expense of $0 compared to $798 in the same period of 2012 and we incurred derivative income of $135,048 in the 2013 period versus a derivative loss of $236,188 in the 2012 period.

Net Loss

For the year ended February 28, 2013, the company had net income of $27,536 primarily as a result of the derivative income of $135,048. For the year ended February 29, 2012, the company had a net loss of $2,202,838 primarily due to stock based compensation of $1,449,861, professional fees of $346,787, and derivative expense of $236,188.

Financial Position, Liquidity and Capital Resources

Overview

For the twelve months ended February 28, 2013, we funded our limited operations through financing activities consisting primarily of stock based compensation, and by loans from a shareholder. Our principal use of funds during the twelve months ended February 28, 2013 has been for the ongoing exploration efforts to develop our mining properties and for general corporate expenses. For the year ended February 29, 2012 funding of operations primarily consisted of stock issued for services and stock issued for cash of $350,000.

Liquidity and Capital Resources during the twelve months ended February 29, 2013 compared to the twelve months ended February 29, 2012

As of February 28, 2013, the Company had cash of $2 and a deficit in working capital of $191,278. The Company generated a negative cash flow from operations of $29,361 for the twelve months ended February 28, 2013. Cash used in operations for the twelve months ended February 29, 2012 was $346,567.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the year ended February 28, 2013 and February 29, 2012 regarding concerns about our ability to continue as a going concern. Our audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our audited financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our audited financial statements do not include any adjustments to the amount and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations as of February 28, 2013 and February 29, 2012 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. These policies should be reviewed to understand our financial condition and results of operations.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Dolat Ventures, Inc.

We have audited the accompanying balance sheets of Dolat Ventures, Inc. as of February 28, 2013 and February 29, 2012 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. Dolat Ventures, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We were not engaged to examine management’s assertion about the effectiveness of Dolat Ventures, Inc.’s internal control over financial reporting as of February 28, 2013 and February 29, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dolat Ventures, Inc. as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pembroke Pines, Florida
July 24, 2017

DOLAT VENTURES, INC.
BALANCE SHEETS

	February 28,	February 29,
Assets:	2013	2012
Current Assets
Cash	$2	$10,216
Note Receivable	-	400
Total Current Assets	2	10,616

Total Assets	$2	$10,616

Liabilities and Stockholders’ Deficit:
Current Liabilities
Accounts Payable	$30,212	$35,633
Accounts Payable- Related Party	14,935	6,435
Shareholder Loan	33,467	19,500
Convertible Notes Payable	6,526	25,174
Convertible Notes Payable- Related Party	5,000	-
Derivative Liability	101,140	236,188
Total Current Liabilities	191,280	322,930

Total Liabilities	191,280	322,930

Stockholders’ Equity/(Deficit):
Preferred Stock, Par value $0.001, Authorized 25,000,000 shares Series A Preferred Stock, 1,000,000 shares designated, no shares issued and outstanding	-	-
Series B Preferred Stock, 24,000,000 shares designated, 4,981,350 shares issued and outstanding	4,981	4,981
Common Stock, Par value $0.001, Authorized 250,000,000 shares Issued 119,966,362 and 98,966,362, respectively	119,966	98,966
Additional Paid-In Capital	14,122,633	14,050,133
Accumulated Deficit	(14,438,858)	(14,466,394)
Total Stockholders’ Deficit	(191,278)	(312,314)

Total Liabilities and Stockholders’ Deficit	$2	$10,616

The accompanying notes are an integral part of these financial statements.

DOLAT VENTURES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28, 2013	February 29, 2012
Revenues	$-	$-
Costs of revenues	-	-
Gross Margin	-	-

Operating Expenses:
Professional fees	23,317	346,787
Stock based compensation	75,000	1,449,861
Wages	-	90,816
General and administrative	9,195	78,388
Total Operating Expenses	107,512	1,965,852

Operating (Loss)	(107,512)	(1,965,852)

Other Income (Expense):
Interest expense	-	(798)
Derivative income (expense)	135,048	(236,188)
Total Other Income (Expense)	135,048	(236,986)

Net Income (Loss) Before Taxes	27,536	(2,202,838)

Income Tax Provision	-	-

Net Income (Loss)	$27,536	$(2,202,838)

Income (Loss) per Share, Basic & Diluted	$0.00	$(0.02)

Weighted Average Shares
Outstanding	104,026,636	90,861,079

The accompanying notes are an integral part of these financial statements.

DOLAT VENTURES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	Preferred Stock				Additional		Total Stockholders’
	Series B		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, February 28, 2011	4,981,350	4,981	84,133,162	84,133	12,105,605	(12,263,556)	(68,837)
Stock based compensation	-	-	9,865,740	9,866	1,439,995	-	1,449,861
Stock issued for cash	-	-	3,817,460	3,817	346,183	-	350,000
Shares issued for services	-	-	1,150,000	1,150	158,350	-	159,500
Net loss for the year ended February 28, 2012	-	-	-	-	-	(2,202,838)	(2,202,838)
Balance, February 28, 2012	4,981,350	$4,981	98,966,362	98,966	14,050,133	(14,466,394)	(312,314)
Shares issued pursuant to conversion of convertible debt	-	-	18,500,000	18,500	-	-	18,500
Shares issued for services	-	-	2,500,000	2,500	72,500	-	75,000
Net income for the year ended February 28, 2013	-	-	-	-	-	27,536	27,536
Balance, February 28, 2013	4,981,350	$4,981	119,966,362	119,966	14,122,633	(14,438,858)	(191,278)

The accompanying notes are an integral part of these financial statements.

DOLAT VENTURES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28, 2013	February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$27,536	($2,202,838)
Adjustments to reconcile net loss to net cash used by operating activities:
Derivative (Income) Expense	(135,048)	236,188
Stock Based Compensation	75,000	1,449,861
Shares Issued for Services	-	159,500
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	3,151	10,722
Net Cash Used in Operating Activities	(29,361)	(346,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Stock	-	350,000
Proceeds from Shareholder Loans	14,147	5,400
Proceeds from Convertible Notes Payable to Related Parties	5,000	-
Net Cash Provided by Financing Activities	19,147	355,400

Net (Decrease) Increase in Cash	(10,214)	8,833
Cash at Beginning of Period	10,216	1,383
Cash at End of Period	$2	$10,216

Supplemental Cash Flow information:
Cash Paid for interest and taxes	-	-
Non-Cash Financing Activities:
Stock issued for conversion of debt	$18,500	$-

The accompanying notes are an integral part of these financial statements.

Dolat Ventures, Inc.

Notes to Financial Statements

February 28, 2013 and February 29, 2012

NOTE 1 – NATURE OF BUSINESS & OPERATIONS

Dolat Ventures, Inc., the “Company” was incorporated in Nevada on April 13, 2006 with the intent to engage in the business of mineral property exploration. On March 20, 2013, the Company changed its domicile from Nevada to Wyoming.

On February 9, 2009, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Dove Diamond and Mining, Inc. (“Dove”), a Nevada corporation, and the shareholders of Dove (“Dove Shareholders”) whereby the Company acquired 100% of the issued and outstanding common stock of Dove in exchange (the “Stock Exchange”) for 20,622,000 newly issued shares of its restricted common stock. The final closing was concluded and is effective February 15, 2009. For accounting purposes, as a result of the Stock Exchange, Dove became a wholly owned subsidiary of the Company.

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

On April 13, 2010, the Company entered into a Share Exchange Agreement with Millennium Mining LLC (“Millennium”), a Sierra Leone Limited Liability Company. Under the agreement, the company acquired 75% of the capital stock of Millennium in exchange for twenty eight million (28,000,000) shares of the Company’s common stock. The shares of stock acquired were owned by Mr. Shumel Dovid Hauck, the Company’s (former) President and majority shareholder. Millennium is an operating entity in the business of mining and wholesale distribution of diamonds and precious gemstones.

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

Reclassification of Prior Year Financial Statements

The Company has reclassified, where appropriate, the prior year financial statements to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At February 28, 2013 and February 29, 2012, respectively, the Company had $2 and $10,216 in cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives of 10 years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2013 and February 29, 2012. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include related party receivables, prepaid expenses, accounts payable and accrued expenses and related party payables. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenue is recognized when the products are received and accepted by the customer. The Company had no revenue during the financial statement periods presented.

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

The Company has not adopted a stock option plan and has not granted any stock options as of February 28, 2013.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of February 28, 2013 and February 29, 2012.

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

As of February 28, 2013 and 2012, respectively, there were 6,785,714 and 19,445,500 dilutive shares outstanding from the outstanding convertible notes payable.

Emerging Growth Company

We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. This provision is not applicable as the Company’s planned principal operations have not fully commenced.

Effect of Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ‘‘Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities” which eliminated the definition of a development stage entity from U.S. generally accepted accounting principles and removed the additional disclosure requirements for such entities. The Company did not issue any financial statements subsequent to the implementation of ASU 2014-10. The Company adopted the early application of the provisions of ASU 2014-10.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $14,438,858 at February 28, 2013. The Company had net cash used in operations of $29,361 and $346,567, respectively, for the twelve months ended February 28, 2013 and February 29, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company’s to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital. No assurance can be given that the Company will be successful in these efforts.

The audited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4 – MINERAL PROPERTIES

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

Millennium is party to a mining agreement pursuant to which owners of land in the towns of Gandorhun and Njala in the Tikonko Chiefdom, Bo District of Sierra Leone have agreed to allow Millennium to mine the area in and around the Baimbawai Pool of the Sewa River located between those two towns. According to the terms of the mining agreement dated January 26, 2008, Millennium will fund all diamond mining operations, and shall be responsible for all required machinery, mining equipment and/or structures. The landowners who hold the license to mine this area shall be entitled to twenty percent (28%) of the net profits.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of February 28, 2013 and February 29, 2012, the Company had an accounts payable balance to related parties of $14,935 and $6,435, respectively. From time to time, associates of the Company’s management will provide services to the Company as well as provide the Company funds to cover shortfalls in capital. These advances are unsecured and non-interest bearing.

On February 9, 2009, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Dove Diamond and Mining, Inc. (“Dove”), a Nevada corporation, and the shareholders of Dove (“Dove Shareholders”) whereby the Company acquired 100% of the issued and outstanding common stock of Dove in exchange (the “Stock Exchange”) for 20,622,000 newly issued shares of its restricted common stock. The final closing was concluded and is effective February 15, 2009. Dove is majority owned by the Company’s former President and majority shareholder. Effective March 1, 2011 Dove’s corporate charter was permanently revoked by the state of Nevada and ceased to be a subsidiary of the Company.

On April 13, 2010, the Company entered into an agreement with Millennium whereby the Company issued thirty million (30,000,000) shares of the common stock in consideration for the formation of a commercial association among the two entities. The shares of stock acquired were owned by Mr. Shmuel Dovid Hauck, the Company’s former President and majority shareholder. The Company ceased its commercial association with Millennium effective March 1, 2011.

On November 5, 2012, the Company entered into an unsecured promissory note with its (former) President Mr. Dovid Hauck for $5,000 with prepaid interest of $1,000 and due on demand. The note can be converted at any time by the holder into common shares of the Company at a conversion rate equal to 50% of the closing market price on the date of conversion. Currently the Company is in default of this note.

NOTE 6 – LINE OF CREDIT

None

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with Securities and Exchange Commission. Mr. Wang DeQun became CEO of the Company in December 2016, and Mr. Hauck resigned on December 29, 2015.

On May 2, 2014, the Company filed form 15-12B with the SEC which represents the Company’s voluntary termination of registration under Section 12(g) of the SEC Act of 1934.

On December 2, 2016, Wang DeQun, the Company’s President and director, acquired control of the Company from its prior sole officer and President through the purchase of 300,000 shares of the Company’s Class A Convertible Preferred Stock convertible into 750,000,000 shares of the Company’s common stock and having voting rights equivalent to 750,000,000 common shares.

On January 11, 2017, the Company acquired Ji Ming Yang Amperex Technology Limited, a related party Chinese corporation. The purchase price was 100,000 shares of Class D Preferred Stock convertible into 250,000,000 shares of the Company’s common stock and having voting rights equal to 250,000,000 shares of common stock.

On April 4, 2017, the Company acquired a patent from Wang DeQun in exchange for 100,000 shares of Class E Preferred Stock also convertible into 250,000,000 shares of the Company’s common stock and having voting rights equal to 250,000,000 shares of the Company’s common stock.

On May 25, 2017, the Company appointed De Leon & Co. as its independent registered public accounting firm.

NOTE 8 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax assets consist of the following components as of February 28, 2013 and 2012:

	February 28,	February29,
	2013	2012
Deferred tax assets- non-current
NOL carryover	$52,200	$54,000
Less valuation allowance	(52,200)	(54,000)
Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended February 29, 2013 and 2012 due to the following:

	February 28,	February 29,
	2013	2012
Book income (loss)	$27,476	$(2,202,838)
Other non-deductible expenses	75,000	1,686,049
Valuation allowance	$(102,476)	$516,789
	$—	$—

At February 28, 2013, the Company had net operating loss carryforwards of approximately $86,750 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the February 28, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 There are not and have not been any changes in or disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the periods covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a 15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of February 28, 2013 and February 29, 2012 based on the criteria set forth in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

 In performing the assessment, management noted the following:

*	We lack an independent audit committee.

*	The staffing and supervision within our bookkeeping operations prevents us from segregating duties within our internal control system.

*	We have an insufficient number of independent directors.

Our management believes that the preceding factors raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of February 28, 2013 and February 29, 2012, our company’s internal controls over financial reporting were not effective. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses, although we intend to add additional independent directors as soon as we find qualified persons willing to serve as such. We will not be able to remediate some of these material weaknesses until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10 K for the year ended February 28, 2013 and February 29, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2013 and for the fiscal years ended 2013 and 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company

DeQun Wang	56	President, Chief Executive Officer, CFO

Business Experience

Wang De Qun, 56 years old is a Graduate of the University of Zhejiang Hangzhou City with a Bachelors in Computer Engineering awarded in June of 1989. Since 2004 to present, he has been Chairman of the Jinbo Investment Holding Group based in Guangdong Province which owns patents in the field of battery technology. He is also the President and controlling shareholder in JBZJMY Technology Group Holding, Inc., a Nevada Corporation, founded in and inactive since 2016. In addition to the above, he is the controlling shareholder, President and sole director of the Company, Dolat Ventures, Inc., which now serves as the Holding Company for Mr. De Qun’s development stage company that focuses on the business of electrical cars and their support systems. To date, the Company has produced prototypes, holds Chinese Patents, and anticipates commercialization pending on market conditions.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Please see filed as Exhibit 14.1.

ITEM 11. Executive Compensation

During the past two fiscal years, no executive officer or director has received any compensation of any sort for services rendered. In addition, we have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our management or employees. We expect to enter into consulting agreements with members of our management at some time in the future. The terms of these agreements are uncertain at this time. Although negotiations surrounding such agreements will not necessarily be at arms-length, the terms of these agreements (once they are completed) are expected to be fair to us. We expect that the remuneration provided for by these agreements will actually be below market levels until we achieve a sufficient level of financial stability, after which time such remuneration may be increased to market levels. We do not expect to pay cash remuneration until we achieve a sufficient level of financial stability, but we may issue shares of our common stock to satisfy contractual remuneration obligations. We expect that all remuneration that we may pay to management will be subject to any and all restrictions on remuneration imposed by investors providing funds to us.

Notwithstanding the preceding, our officers and directors were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf during the past two fiscal years. No limit was placed on the amount of these out-of-pocket expenses, and no review was conducted of the reasonableness of the expenses by anyone other than by our Board of Directors, which included persons entitled to reimbursement. We did not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

We have not established standard compensation arrangements for our directors, and the compensation, if any, payable in the future to each individual for his or her service on our Board will be determined (for the foreseeable future) from time to time by the Board of Directors based upon the amount of time expended by each of the directors on our behalf.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the share ownership as at February 28, 2013

	Beneficial Ownership
Name of Beneficial Owner	Number	Percent
5% stockholders:
Mr. Schmuel Dovid Hauck (President as of 2/28/13)	40,311,000	33.60%
Schlomo Bleier	10,311,000	8.60%
Leba Schwebel	7,750,000	6.46%

Directors and executive officers:
Mr. Schmuel Dovid Hauck (President as of 2/28/13)	40,311,000	33.60%
DeQun Wang(1)	0	-%
All directors and executive officers as a group (two persons)	40,311,000	33.60%

(1)

On December 2, 2016, Wang DeQun, the Company’s President and director, acquired control of the Company from its prior sole officer and President through the purchase of 300,000 shares of the Company’s Class A Convertible Preferred Stock convertible into 750,000,000 shares of the Company’s common stock and having voting rights equivalent to 750,000,000 common shares.

On January 11, 2017, the Company acquired Ji Ming Yang Amperex Technology Limited, a related party Chinese corporation. The purchase price was 100,000 shares of Class D Preferred Stock convertible into 250,000,000 shares of the Company’s common stock and having voting rights equal to 250,000,000 shares of common stock.

On April 4, 2017, the Company acquired a patent from Wang DeQun in exchange for 100,000 shares of Class E Preferred Stock also convertible into 250,000,000 shares of the Company’s common stock and having voting rights equal to 250,000,000 shares of the Company’s common stock.v

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

As of the date of this Annual Report, other than noted below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended February 28, 2013.

On November 5, 2012, the Company entered into an unsecured promissory note with its (former) President Mr. Dovid Hauck for $5,000 with prepaid interest of $1,000 and due on demand. The note can be converted at any time by the holder into common shares of the Company at a conversion rate equal to 50% of the closing market price on the date of conversion.

On December 2, 2016, Wang DeQun, the Company’s President and director, acquired control of the Company from its prior sole officer and President through the purchase of 300,000 shares of the Company’s Class A Convertible Preferred Stock convertible into 750,000,000 shares of the Company’s common stock and having voting rights equivalent to 750,000,000 common shares.

On January 11, 2017, the Company acquired Ji Ming Yang Amperex Technology Limited, a related party Chinese corporation. The purchase price was 100,000 shares of Class D Preferred Stock convertible into 250,000,000 shares of the Company’s common stock and having voting rights equal to 250,000,000 shares of common stock.

On April 4, 2017, the Company acquired a patent from Wang DeQun in exchange for 100,000 shares of Class E Preferred Stock also convertible into 250,000,000 shares of the Company’s common stock and having voting rights equal to 250,000,000 shares of the Company’s common stock.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

INDEPENDENT AUDITOR FEES

The audit fees billed to us by our independent auditors for the fiscal years ended February 28, 2013 and February 29, 2012 totaled $35,000. No other fees were billed to us by our audit firm.

Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

14.1	Code Of Ethics

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

_______________

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ DeQun, Wang	August 7, 2017
DeQun, Wang, President and Chief Financial Officer (Principal Executive and Principal Financial Officer)	Date

