Form 10-Q
period 2013-05-31
Dolat Ventures, Inc.
filed 2017-08-09
CIK 1436568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

As of as of May 31, 2013 the registrant had 119,966,362 shares of its Common Stock, $0.001 par value, outstanding.

DOLAT VENTURES, INC.

FORM 10-Q

MAY 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOLAT VENTURES, INC.

BALANCE SHEETS

UNAUDITED

	February 28,	May 31,
	2013	2013
Assets:
Current Assets
Cash	$2	$31
Total Current Assets	2	31

Total Assets	$2	$31

Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts Payable and Accrued Expenses	$30,212	$3,521
Accounts Payable- Related Party	14,935	14,960
Shareholder Loan	33,467	37,982
Convertible Notes Payable	6,526	131,526
Convertible Note Payable- Related Party	5,000	5,000
Derivative Liability	101,140	1,853,659
Total Current Liabilities	191,280	2,046,648

Total Liabilities	191,280	2,046,648

Stockholders' Equity/(Deficit):
Preferred Stock, Par value $0.001, Authorized 25,000,000 shares Series A Preferred Stock, 1,000,000 shares designated, no shares issued and outstanding	-	-
Series B Preferred Stock, 24,000,000 shares designated, 4,981,350 shares issued and outstanding	4,981	4,981
Common Stock, Par value $0.001, Authorized 250,000,000 shares Issued 119,966,362 and 119,966,362, respectively	119,966	119,966
Additional Paid-In Capital	14,122,633	14,122,633
Accumulated Deficit	(14,438,858)	(16,294,197)
Total Stockholders' Deficit	(191,278)	(2,046,617)

Total Liabilities and Stockholders' Deficit	$2	$31

The accompanying notes are an integral part of these unaudited financial statements.

DOLAT VENTURES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	May 31,
	2013	2012
Revenues	$-	$-
Costs of revenues	-	-
Gross Margin	-	-

Operating Expenses:
Professional fees	101,416	6,744
General and administrative	486	3,141
Total Operating Expenses	101,902	9,885

Operating Income (Loss)	(101,902)	(9,885)

Other Income (Expense):
Interest expense	(918)	-
Derivative Income (Expense)	(1,752,519)	2,317
Total Other Income (Expense)	(1,753,437)	2,317

Net (Loss) Before Taxes	(1,855,339)	(7,568)

Income Tax Provision	-	-

Net (Loss)	$(1,855,339)	$(7,568)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	119,966,362	98,966,362

The accompanying notes are an integral part of these unaudited financial statements.

DOLAT VENTURES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	May 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(1,855,339)	$(7,568)
Adjustments to reconcile net loss to net cash used by operating activities:
Derivative (Income) Expense	1,752,519	(2,317)
Changes in Operating Assets and Liabilities
Decrease in Note Receivable	-	400
Increase (Decrease) in Accounts Payable and Accrued Expenses	(26,666)	20

Net Cash Used in Operating Activities	(129,486)	(9,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Shareholder Loans	4,515
Proceeds from Convertible Notes Payable	125,000	-
Net Cash Provided by Financing Activities	129,515	-

Net (Decrease) Increase in Cash	29	(9,465)
Cash at Beginning of Period	2	10,216
Cash at End of Period	$31	$751

 The accompanying notes are an integral part of these unaudited financial statements.

Dolat Ventures, Inc.

Notes to Financial Statements

May 31, 2013

(Unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

Dolat Ventures, Inc., the “Company” was incorporated in Nevada on April 13, 2006 with the intent to engage in the business of mineral property exploration. On March 20, 2013, the Company changed its domicile from Nevada to Wyoming.

On February 9, 2009, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Dove Diamond and Mining, Inc. (“Dove”), a Nevada corporation, and the shareholders of Dove (“Dove Shareholders”) whereby the Company acquired 100% of the issued and outstanding common stock of Dove in exchange (the “Stock Exchange”) for 20,622,000 newly issued shares of its restricted common stock. The final closing was concluded and is effective February 15, 2009. For accounting purposes, as a result of the Stock Exchange, Dove became a wholly owned subsidiary of the Company. Dove ceased being a subsidiary of the Company effective March 1, 2011 when Dove’s corporate charter was permanently revoked by Nevada.

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

On April 13, 2010, the Company entered into a commercial based agreement with Millennium Mining LLC (“Millennium”). The Company issued thirty million (30,000,000) shares of common stock to Millennium as consideration for the formation of a commercial association between the two entities. The Company ceased its commercial association with Millennium effective March 1, 2011.

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

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At May 31, 2013 and February 28, 2013, respectively, the Company had $31 and $2 in cash equivalents.

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

Mineral Property and Exploration Costs

The Company has been in the exploration stage since April 13, 2006 and has not yet realized sustainable revenues from its planned operations. It is primarily engaged in attempting to acquire, explore, and develop mining properties and attempting the wholesale distribution and sale of diamonds and precious gemstones. In accordance with Securities and Exchange Commission Industry Guide 7, mineral property acquisition costs and exploration costs are expensed to operations as incurred.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset might not be recoverable. When necessary, impaired assets are written down to estimate fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2013. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses, and related party payables. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

The Company has not adopted a stock option plan and has not granted any stock options as of May 31, 2013.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of May 31, 2013.

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

As of May 31, 2013 there were 131,785,714 potentially dilutive shares that could be issued if the common stock conversion feature contained in the convertible notes payable were exercised.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $16,294,197 at May 31, 2013. The Company had net cash used in operations of $129,486 and $9,465 for the three months ended May 31, 2013 and 2012 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company’s to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate revenues, and continue to raise additional investment capital. No assurance can be given that the Company will be successful in these efforts.

These unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On May 30, 2008, the Company entered into an unsecured promissory note with Paul M’Bayo for 80,000,000 Sierra Leones (approx. $18,500) with interest due oft 6% per annum and due May 30, 2009. The note can be converted at any time by the holder into common shares of the Company at a conversion rate of $.00/shares. Currently the Company is in default of this note.

In the year ended February 28, 2013, Mr. M’Bayo assigned $18,500 of convertible debt to an unrelated third party who in turn converted the debt into 18,500,000 common shares of the Company.

On May 20, 2009, the Company entered into an unsecured promissory note with Kevin Cheung for 28,030,000 Sierra Leones (approx. $6,500) with interest due of 6% per annum and due May 20, 2010. The note can be converted at any time by the holder into common shares of the Company at a conversion rate of $.001/share. Currently the Company is in default of this note.

On November 5, 2012, the Company entered into an unsecured promissory note with its President Mr. Dovid Hauck for $5,000 with prepaid interest of $1,000 and due on demand. The note can be converted at any time by the holder into common shares of the Company at a conversion rate equal to 50% of the closing market price on the date of conversion. Currently the Company is in default of this note.

On May 1, 2013, the Company entered into an unsecured $125,000 promissory note with Mayfair Sterling, Inc. with interest due of 6% per annum and maturing on May 1, 2014. The note may be converted at any time by the holder into common shares of the Company at a conversion rate of $0.001/share.

Derivative Liability

At May 31, 2013 and February 28, 2013, the Company’s derivative liability balances were $1,853,659 and $101,140, respectively. The derivative liability was calculated using the Black Scholes Model on each of the outstanding convertible notes payable.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of February 28, 2013 and May 31, 2013 the Company had an accounts payable to related parties balance of $14,935 and $19,960. From time to time, associates of the Company’s management will provide services to the Company as well as provide the Company funds to cover shortfalls in capital. These advances are unsecured and non-interest bearing.

On February 9, 2009, the Company entered into an Agreement and Plan of Acquisition (the “Acquisition Agreement”) with Dove Diamond and Mining, Inc. (“Dove”), a Nevada corporation, and the shareholders of Dove (“Dove Shareholders”) whereby the Company acquired 100% of the issued and outstanding common stock of Dove in exchange (the “Stock Exchange”) for 20,622,000 newly issued shares of its restricted common stock. The final closing was concluded and is effective February 15, 2009. Dove is majority owned by the Company’s President and majority shareholder. Effective March 1, 2011, Dove’s corporate charter was permanently revoked by the state of Nevada and ceased to be a subsidiary of the Company.

On April 13, 2010, the Company entered into an agreement with Millennium whereby the company issued thirty million (30,000,000) shares of the Company’s common stock in consideration for the formation of a commercial association among the two entities. The shares of stock acquired were owned by Mr. Shmuel Dovid Hauck, the Company’s former President and majority shareholder. Effective March 1, 2011, the Company ceased its commercial association with Millennium.

NOTE 6 – STOCKHOLDERS’ EQUITY

On July 29, 2010, the Company filed an amendment to its articles of incorporation with the Nevada Secretary of State to increase its authorized number of common shares to 250,000,000 at $0.001 par value and authorized 25,000,000 shares of preferred stock with a par value of $0.001.

On July 29, 2010, the Board of Directors of the Company filed a Designation of Series A Preferred Stock creating 1,000,000 shares of Series A Preferred Stock and a Designation of Series B Preferred Stock creating 24,000,000 shares of Series B Preferred Stock. The Series A Preferred Stock may be converted at any time by the holder into common shares at a rate of 1:1. Each share of Series A Preferred Stock will vote equivalent to one share of common stock. The Series B Preferred Stock may be converted at any time by the holder into common shares at a rate of 1:1. Each share of Series B Preferred Stock will vote equivalent to one share of common stock.

As of February 28, 2013 and May 31, 2013, the Company has 4,981,350 shares of Series B Preferred Stock outstanding, respectively.

During the twelve months ended February 29, 2012 the Company issued 3,817,460 shares of its common stock for $350,000, 9,865,740 shares of common stock for consulting services and 1,150,000 shares of common stock for other services. The shares for consulting services were valued at the closing share price on the date of issuance which resulted in the Company recording a non cash expense of $1,449,861. The consulting services were provided by unrelated third party consultants and were completed in the year ended February 29, 2012. The shares issued for other services were valued at the closing share price on the date of issuance which resulted in the Company recording an expense of $159,500.

In the year ended February 28, 2013, the Company issued 18,500,000 common shares pursuant to the assignment and conversion of convertible notes payable and 2,500,000 shares to consultants for services completed by February 28, 2013. The shares issued to consultants were valued at the closing share price on the date of issuance which resulted in the Company recording an expense of $75,000.

No shares of common stock were issued during the three months ended May 31, 2013 and 2012, respectively.

NOTE 7 – INCOME TAX

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of February 28, 2013 and May 31, 2013, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the periods ended February 28, 2013 and May 31, 2013:

	2/28/13	5/31/13
U.S. federal statutory rate	35%	35%
Valuation reserve	-35%	-35%
Total	0%	0%

As of May 31, 2013, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. The Company has no unrecognized tax benefits as of May 31, 2013.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheet at May 31, 2013, and has not recognized interest and/or penalties in the statement of operations for either period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “August,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact August be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that August cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

 Dolat Ventures, Inc. (the “Company”, “Dolat”, “DOLV”, “we”, “us” or “our”), through its wholly owned subsidiary, Dove Diamonds and Mining, Inc. (“Dove”) , was formerly focused on the early stages of attempting to acquire diamonds, gems and precious stones from a variety of locations throughout the African continent. Effective March 1, 2011, Dove’s corporate charter was permanently revoked by Nevada and ceased being a subsidiary of the Company. The Company has had limited operations and is actively evaluating commercial extraction possibilities.

Company History

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

On April 13, 2010, the Company entered into a Share Exchange Agreement with Millennium Mining LLC (“Millennium”), a Sierra Leone Limited Liability Company. Under the agreement, the company acquired 75% of the capital stock of Millennium in exchange for twenty-eight million (28,000,000) shares of the Company’s common stock. The shares of stock acquired were owned by Mr. Shumel Dovid Hauck, the Company’s (former) President and majority shareholder. Millennium is an operating entity in the business of mining and wholesale distribution of diamonds and precious gemstones.

Plan of Operation

As of the date of this Report, we are engaged in the evaluation of the acquisition, exploration, and advancement of mining projects.

Our primary focus in the natural resource sector is diamonds. Our strategic initiatives are to undertake cost efficient and effective exploration activities to discover mineralization and potentially mineral reserves. Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. We therefore anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By optioning or selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the company to continue operations.

Dove Diamonds and Mining

Dove was in the early stages of attempting to acquire diamonds, gems and precious stones from a variety of locations throughout the African continent. Primarily focused on the West African country of Sierra Leone, the strategy was to search for mineral locations, suppliers and sellers of diamonds, gems and precious stones. Effective March 1, 2011, Dove’s corporate charter was permanently revoked by Nevada and ceased being a subsidiary of the company.

Results of Operations

For the Three Months Ended May 31, 2013 and 2012

Revenues

The Company had no revenues for the three months ended May 31, 2013 and 2012.

Operating Expenses

For the three months ended May 31, 2013, our operating expenses were $101,902 compared to $9,885 for the three months ended May 31, 2012, representing an increase of $92,017. The main expenses for the periods ended 2013 and 2012 were professional fees of $101,416 and $6,744, respectively.

Net Loss

For the three months ended May 31, 2013 and 2012, the net loss was $1,855,339 and $7,568, respectively. The 2013 net loss is primarily due to derivative expense of $1,752,519 and the 2012 net loss is primarily due to the professional fees referred to above.

Liquidity and Capital Resources

Overview

For the three months ended May, 31, 2012, our operations consumed $9,465 of cash and we had no sources of incoming funds. For the three months ended May 31, 2013 our operations consumed $129,486 of cash which was primarily funded from the proceeds of a $125,000 convertible note payable.

Liquidity and Capital Resources during the three months ended May 31, 2013 compared to the three months ended May 31, 2012

As of May 31, 2013 the Company had cash of $31 and a deficit in working capital of $2,046,617, of which $1,853,659 is a derivative liability that will not require to be settled in cash. The Company generated a negative cash flow from operations of $129,486 for the three months ended May 31, 2013. The negative cash flow from operating activities for the period is primarily attributable to the Company’s net loss from operations of $101,902. The net cash by operations was $9,465 for the three months ended May 31, 2012 and was primarily attributable to the net loss from operations of $9,885.

No cash was used or provided in investing activities for the three months ended May 31, 2013 or 2012. The Company raised cash of $125,000 upon the issuance of a convertible note payable during the period ended May 31, 2013.

We will require additional financing during the current fiscal year according to our planned exploration and operational activities.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the financial statements for the years ended February 28, 2013 and February 29, 2012 regarding concerns about our ability to continue as a going concern. Our unaudited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our unaudited financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. The Company has conducted private placements of its common stock and convertible debt, which have generated funds to satisfy the initial cash requirements of its planned exploration ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results August differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results might differ from these estimates under different future conditions.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting for mineral property costs, impairment of long-lived assets, income taxes and stock-based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future consolidated financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management’s Discussion and Analysis of Financial Condition.

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents August be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company has attempted to maintain such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K. Please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 4, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the period ended May 31, 2013

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive and Financial Officer

Exhibit 32.1	Certification by the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2017	By:	/s/ Wang DeQun
Wang DeQun, President and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

