Form 10-Q
period 2013-08-31
Dolat Ventures, Inc.
filed 2017-08-09
CIK 1436568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of as of August 31, 2013 the registrant had 143,466,362 shares of its Common Stock, $0.001 par value, outstanding.

DOLAT VENTURES, INC.

FORM 10-Q

AUGUST 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DOLAT VENTURES, INC.

BALANCE SHEETS
UNAUDITED

	February 28,	August 31,
	2013	2013
Assets:
Current Assets
Cash	$2	$7
Total Current Assets	2	7

Total Assets	$2	$7

Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts Payable and Accrued Expenses	$30,212	$14,477
Accounts Payable- Related Party	14,935	14,960
Shareholder Loan	33,467	38,482
Convertible Notes Payable	6,526	131,526
Convertible Notes Payable- Related Party	5,000	5,000
Derivative Liability	101,140	1,243,317
Total Current Liabilities	191,280	1,447,762

Total Liabilities	191,280	1,447,762

Stockholders' Equity/(Deficit):
Preferred Stock, Par value $0.001, Authorized 25,000,000 shares
Series A Preferred Stock, 1,000,000 shares designated,
no shares issued and outstanding	-	-
Series B Preferred Stock, 24,000,000 shares designated,
4,981,350 shares issued and outstanding	4,981	4,981
Common Stock, Par value $0.001, Authorized 250,000,000 shares
Issued 119,966,362 and 143,466,362, respectively	119,966	143,466
Additional Paid-In Capital	14,122,633	14,258,233
Accumulated Deficit	(14,438,858)	(15,854,435)
Total Stockholders' Deficit	(191,278)	(1,447,755)

Total Liabilities and Stockholders' Deficit	$2	$7

The accompanying notes are an integral part of these unaudited financial statements.

DOLAT VENTURES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended August 31,		Ended August 31,
	2013	2012	2013	2012
Revenues	$-	$-	$-	$-
Costs of revenues	-	-	-	-
Gross Margin	-	-	-	-

Operating Expenses:
Stock Issued for Services	84,500	-	84,500	-
Professional fees	501	648	101,917	7,393
Stock based compensation	74,600	-	74,600	-
General and administrative	9,007	8,150	98,493	11,291
Total Operating Expenses	168,608	8,798	270,510	18,684

Operating (Loss)	(168,608)	(8,798)	(270,510)	(18,684)

Other Income (Expense):
Interest Expense	(1,973)	-	(2,890)	-
Derivative Income (Expense)	610,342	2,325	1,142,177	4,642
Total Other Income (Expense)	608,369	2,325	1,145,067	4,642

Net Income (Loss) Before Taxes	439,761	(6,473)	(1,415,577)	(14,042)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$439,761	$(6,473)	$(1,415,577)	$(14,042)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	141,271,797	98,966,362	130,619,079	98,966,362

The accompanying notes are an integral part of these unaudited financial statements.

DOLAT VENTURES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	August 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(1,415,577)	$(14,042)
Adjustments to reconcile net loss to net cash used by operating activities:
Derivative (Income) Expense	1,142,177	(4,642)
Stock Based Compensation	74,600
Shares Issued for Services	84,500

Changes in Operating Assets and Liabilities
Decrease in Note Receivable	-	400
Increase (Decrease) in Accounts Payable and Accrued Expenses	(15,710)	20

Net Cash Used in Operating Activities	(130,010)	(18,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Shareholder Loans	5,015	8,650
Proceeds from Convertible Note Payable	125,000	-
Net Cash Provided by Financing Activities	130,015	8,650

Net (Decrease) Increase in Cash	5	(9,614)
Cash at Beginning of Period	2	10,216
Cash at End of Period	$7	$602

The accompanying notes are an integral part of these unaudited financial statements.

Dolat Ventures, Inc.

Notes to Financial Statements

August 31, 2013

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. This provision is not applicable as the Company's planned principal operations have not fully commenced.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the accompanying financial statements include the depreciable lives of property and equipment, valuation of share-based payments and the valuation allowance on deferred tax assets. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Reclassification of Prior Year Financial Statements

The Company has reclassified, where appropriate, the prior year financial statements to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At August 31, 2013 and February 28, 2013, respectively, the Company had $7 and $2 in cash equivalents.

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

Mineral Property and Exploration Costs

The Company has been in the exploration stage since April 13, 2006 and has not yet realized sustainable revenues from its planned operations. It is primarily engaged in attempting to the acquire, explore, and develop mining properties and attempting the wholesale distribution and sale of diamonds and precious gemstones. In accordance with Securities and Exchange Commission Industry Guide 7, mineral property acquisition costs and exploration costs are expensed to operations as incurred.

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

These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions might also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2013. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses and related party payables. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

The Company has not adopted a stock option plan and has not granted any stock options as of August 31, 2013.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of August 31, 2013.

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

As of August 31, 2013, there were 131,785,714 potentially dilutive shares that could be issued if the common stock conversion feature contained in the convertible notes payable were exercised.

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

Effect of Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3 - GOING CONCERN

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $15,854,435 at August 31, 2013. The Company had net cash used in operations of $130,010 and $18,264 for the six months ended August 31, 2013 and August 31, 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Derivative Liability

At August 31, 2013 and February 28, 2013, the Company’s derivative liability balances were $1,243,317 and $101,140, respectively . The derivative liability was calculated using the Black Scholes Model on each of the outstanding convertible notes payable.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of August 31, 2013 and February 28, 2013 the Company had an accounts payable to related parties balance of $14,960 and $14,935, respectively. From time to time, associates of the Company’s management will provide services to the Company as well as provide the Company funds to cover shortfalls in capital. These advances are unsecured and non-interest bearing.

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

On April 13, 2010, the Company entered into an agreement with Millennium whereby the company issued thirty million (30,000,000) shares of the Company’s common stock in consideration for the formation of a commercial association among the two entities. The shares of stock acquired were owned by Mr. Shmuel David Hauck, the Company’s former President and majority shareholder. Effective March 1, 2011, the Company ceased its commercial association with Millennium.

On November 5, 2012, the Company entered into an unsecured promissory note with its former President Mr. David Hauck for $5,000 with prepaid interest of $1,000 and due on demand. The note can be converted at any time by the holder into common shares of the Company at a conversion rate equal to 50% of the closing market price on the date of conversion. Currently the Company is in default of this note.

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

As of August 31, 2013 and 2012, the Company has 4,981,350 shares of Series B Preferred Stock outstanding, respectively.

During the twelve months ended February 29, 2012 the Company issued 3,817,460 shares of its common stock for $350,000, 9,865,740 shares of common stock for consulting services and 1,150,000 shares of common stock for other services. The shares for consulting services were valued at the closing share price on the date of issuance which resulted in the Company recording a noncash expense of $1,449,861. The consulting services were provided by unrelated third party consultants and were completed in the year ended February 29, 2012. The shares issued for other services were valued at the closing share price on the date of issuance which resulted in the Company recording an expense of $159,500.

In the year ended February 28, 2013, the Company issued 18,500,000 common shares pursuant to the assignment and conversion of convertible notes payable and 2,500,000 shares to consultants for services completed by February 28, 2013. The shares issued to consultants were valued at the closing share price on the date of issuance which resulted in the Company recording an expense of $75,000.

During the six months ended August 31, 2013, the Company issued 23,500,000 shares of common stock valued at $159,100, $84,500 was issued for services and $74,600 was stock based compensation.

NOTE 7 – INCOME TAX

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of August 31, 2013 and February 28, 2013, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the six months ended August 31, 2013 and 2012:

	2012	2013
U.S. federal statutory rate	35%	35%
Valuation reserve	-35%	-35%
Total	0%	0%

As of August 31, 2013, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. Tax positions include, but are not limited to, the following:

-	An allocation or shift of income between taxing jurisdictions;

-	The characterization of income or a decision to exclude reportable taxable income in a tax return; or

-	A decision to classify a transaction, entity or other position in a tax return as tax exempt.

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. The Company has no unrecognized tax benefits as of August 31, 2013.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheet at August 31, 2013, and has not recognized interest and/or penalties in the statement of operations for either period.

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

Company Overview

Dolat Ventures, Inc. (the "Company", “Dolat”, “DOLV”, “we”, “us” or “our”), through its wholly owned subsidiary, Dove Diamonds and Mining, Inc. (“Dove”) was formerly focused on the early stages of attempting to acquire diamonds, gems and precious stones from a variety of locations throughout the African continent. Effective March 1, 2011, Dove’s corporate charter was permanently revoked by Nevada and ceased being a subsidiary of the Company. The Company has had limited operations and is actively evaluating commercial extraction possibilities.

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

Results of Operations

For the Three and Six Months Ended August 31, 2013 and 2012

Revenues

The Company had no revenues for the three and six months ended August 31, 2013 and 2012.

Operating Expenses

For the six months ended August 31, 2013, our operating expenses were $270,510 compared to $18,684 for the six months ended August 31, 2012, representing an increase of $251,826. The increase is primarily due to stock based compensation of $74,600 and stock issued for services of $84,500 that were not present in the 2012 period and an increase in professional fees of $101,416.

Net Loss

For the six months ended August 31, 2013, net loss was $1,415,577 versus a net loss of $14,042 in the 2012 period. The increase in loss of $1,401,535 is primarily attributable to a derivative loss of $1,142,177 in 2013 whereas in the 2012 period the Company had derivative income of $4,642 and also the operating expenses referred to in the preceding paragraph.

Liquidity and Capital Resources

Overview

For the six months ended August 31, 2013, we funded our limited operations through financing activities consisting primarily of a private placement of a $125,000 convertible debt note with an outside investor, and by loans from a shareholder. Our principal use of funds during the six months ended August 31, 2013 has been for the ongoing exploration efforts in attempting to develop mining properties and for general corporate expenses.

Liquidity and Capital Resources during the six months ended August 31, 2013 compared to the six months ended August 31, 2012

As of August 31, 2013 the Company had cash of $7 and a deficit in working capital of $1,447,,755 of which $1,243,317 is a derivative liability that will not require to be settled in cash. The Company generated a negative cash flow from operations of $130,010 for the six months ended August 31, 2013. The negative cash flow from operating activities for the period is primarily attributable to professional fees of $101,917 and general and administrative expenses of $9,493.

No cash was used or provided in investing activities for the six months ended August 31, 2013 or 2012. The Company raised cash of $125,000 upon the issuance of a convertible note payable during the period ended August 31, 2013.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results might differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results might differ from these estimates under different future conditions.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting for mineral property costs, impairment of long-lived assets, income taxes and stock-based compensation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

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

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K. Please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 7, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the period ended August 31, 2013.

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

