Form 10-Q
period 2013-11-30
Dolat Ventures, Inc.
filed 2017-08-09
CIK 1436568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of as of November 30, 2013 the registrant had 172,066,362 shares of its Common Stock, $0.001 par value, outstanding.

DOLAT VENTURES, INC.

FORM 10-Q

NOVEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOLAT VENTURES, INC.
BALANCE SHEETS
UNAUDITED

	February 28,	November 30,
Assets:	2013	2013
Current Assets
Cash	$2	$4
Total Current Assets	2	4

Total Assets	$2	$4

Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts Payable and Accrued Expenses	$30,212	$16,450
Accounts Payable- Related Party	14,935	14,960
Shareholder Loan	33,467	47,533
Convertible Notes Payable	6,526	131,526
Convertible Note Payable- Related Party	5,000	5,000
Derivative Liability	101,140	1,567,043
Total Current Liabilities	191,280	1,782,512

Total Liabilities	191,280	1,782,512

Stockholders' Equity/(Deficit):
Preferred Stock, Par value $0.001, Authorized 25,000,000 shares
Series A Preferred Stock, 1,000,000 shares designated,
no shares issued and outstanding	-	-
Series B Preferred Stock, 24,000,000 shares designated,
4,981,350 shares issued and outstanding	4,981	4,981
Common Stock, Par value $0.001, Authorized 250,000,000 shares
Issued 119,966,362 and 172,066,362, respectively	119,966	172,066
Additional Paid-In Capital	14,122,633	14,381,633
Deficit Accumulated During Exploration Stage	(14,438,858)	(16,341,188)
Total Stockholders' Deficit	(191,278)	(1,782,508)

Total Liabilities and Stockholders' Equity	$2	$4

The accompanying notes are an integral part of these unaudited financial statements.

DOLAT VENTURES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended November 30,		Ended November 30,
	2013	2012	2013	2012
Revenues	$-	$-	$-	$-
Costs of revenues	-	-	-	-
Gross Margin	-	-	-	-

Operating Expenses:
Stock Issued for Services	42,000	-	126,500	-
Professional fees	9,000	8,554	110,917	15,946
Stock based compensation	110,000	75,000	184,600	75,000
Wages	-	-	-	-
General and administrative	54	10,060	9,547	21,351
Total Operating Expenses	161,054	93,614	431,564	112,297

Operating (Loss)	(161,054)	(93,614)	(431,564)	(112,297)

Other (Expense):
Prior period adjustments	-	-	-	-
Interest Expense	(1,973)	-	(4,863)	-
Derivative Expense	(323,726)	(46,069)	1,465,903	(50,711)
Total Other Income (Expense)	(325,699)	(46,069)	1,470,766

Net (Loss) Before Taxes	(486,753)	(139,683)	(1,902,330)	(163,008)

Income Tax Provision	-	-	-	-

Net (Loss)	$(486,753)	$(139,683)	$(1,902,330)	$(163,008)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	161,418,180	107,466,362	166,022,406	105,444,140

The accompanying notes are an integral part of these unaudited financial statements.

DOLAT VENTURES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	November 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(1,902,330)	$(163,008)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization
Derivative Expense	1,465,903	50,711
Stock Based Compensation	184,600	75,000
Shares Issued for Services	126,500
Prior period adjustments
Changes in Operating Assets and Liabilities
Decrease in Note Receivable	-	400
Increase (Decrease) in Accounts Payable and Accrued Expenses	(13,737)	8,777

Net Cash Used in Operating Activities	(139,064)	(28,120)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Shareholder Loans	14,066	13,300
Proceeds from Convertible Note Payable	125,000
Proceeds from Convertible Note Payable to Related Parties	-	5,000
Net Cash Provided by Financing Activities	139,066	18,300

Net (Decrease) Increase in Cash	2	(9,820)
Cash at Beginning of Period	2	10,216
Cash at End of Period	$4	$396

The accompanying notes are an integral part of these unaudited financial statements.

Dolat Ventures, Inc.

Notes to Financial Statements

November 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents. At November 30, 2013 and February 28, 2013, respectively, the Company had $4 and $2 in cash equivalents.

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

These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions \may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2013. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses and related party payables. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

The Company has not adopted a stock option plan and has not granted any stock options as of November 30, 2013.

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

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of November 30, 2013.

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

As of November 30, 2013, there were 131,785,714 potentially dilutive shares that could be issued if the common stock conversion feature contained in the convertible notes payable were exercised.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $16,341,188 at November 30, 2013. The Company had net cash used in operations of $139,064 and $28,120 for the nine months ended November 30, 2013 and November 30, 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Derivative Liability

At November 30, 2013 and February 28, 2013, the Company’s derivative liability balances were $1,567,043 and $101,140, respectively. The derivative liability was calculated using the Black Scholes Model on each of the outstanding convertible notes payable.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of November 30, 2013 and February 28, 2013 the Company had an accounts payable to related parties balance of $14,960 and $14,935, respectively. From time to time, associates of the Company’s management will provide services to the Company as well as provide the Company funds to cover shortfalls in capital. These advances are unsecured and non-interest bearing.

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

As of November 30, 2013 and 2012, the Company has 4,981,350 shares of Series B Preferred Stock outstanding, respectively.

During the twelve months ended February 29, 2012 the Company issued 3,817,460 shares of its common stock for $350,000, 9,865,740 shares of common stock for consulting services and 1,150,000 shares of common stock for other services . The shares for consulting services were valued at the closing share price on the date of issuance which resulted in the Company recording a non cash expense of $1,449,861. The consulting services were provided by unrelated third party consultants and were completed in the year ended February 29, 2012. The shares issued for other services were valued at the closing share price on the date of issuance which resulted in the Company recording an expense of $159,500.

In the year ended February 28, 2013, the Company issued 18,500,000 common shares pursuant to the assignment and conversion of convertible notes payable and 2,500,000 shares to consultants for services completed by February 28, 2013. The shares issued to consultants were valued at the closing share price on the date of issuance which resulted in the Company recording an expense of $75,000.

During the nine months ended November 30, 2013, the Company issued 52,100,000 shares of common stock valued at $311,100, $126,500 was issued for services and $184,600 was stock based compensation.

NOTE 7 – INCOME TAX

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of November 30, 2013 and February 28, 2013, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being more likely than not.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows for the nine months ended November 30, 2013 and 2012:

	2013	2012
U.S. federal statutory rate	35%	35%
Valuation reserve	-35%	-35%
Total	0%	0%

As of November 30, 2013, the Company did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. The Company has no unrecognized tax benefits as of November 30, 2013.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at November 30, 2013 and February 28, 2013, and has not recognized interest and/or penalties in the statement of operations for either period.

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

Results of Operations

For the Nine Months Ended November 30, 2013 and 2012

Revenues

The Company had no revenues for the periods ended November 30, 2013 and 2012.

Operating Expenses

For the nine months ended November 30, 2013, our operating expenses were $431,564 compared to $112,297 for the nine months ended November 30, 2012, representing an increase of $319,267. For 2013 we incurred higher stock based compensation of $184,600 compared to $75,000 for 2012. The company also expensed stock issued for services of $126,500 in the 2013 period which was not present in the 2012 period. Also, for the period ended November 30, 2013 professional services were $110,917 versus $15,946 in the 2012 period.

Net Loss

For the nine months ended November 30, 2013, net loss was $1,902,330 versus a net loss of $163,008 in the 2012 period. The increase in loss of $1,739,322 is primarily attributable to a derivative loss of $1,465,903 in 2013 whereas in the 2012 period the Company had a derivative loss of $50,711 and also due to the operating expenses referred to in the preceding paragraph .

Liquidity and Capital Resources

Overview

For the nine months ended November 30, 2013, we funded our limited operations through financing activities consisting primarily of a private placement of a $125,000 convertible debt note with an outside investor, and by loans from a shareholder. Our principal use of funds during the nine months ended November 30, 2013 has been for the ongoing exploration efforts in attempting to develop mining properties and for general corporate expenses.

Liquidity and Capital Resources during the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012

As of November 30, 2013 the Company had cash of $4 and a deficit in working capital of $1,782,508 of which $1,567,043 is a derivative liability that will not require to be settled in cash. The Company generated a negative cash flow from operations of $139,064 for the nine months ended November 30, 2013. The negative cash flow from operating activities for the period is primarily attributable to professional fees of $110,917 and general and administrative expenses of $9,547.

No cash was used or provided in investing activities for the nine months ended November 30, 2013 or 2012. The Company raised cash of $125,000 upon the issuance of a convertible note payable during the period ended November 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the period ended November 30, 2013.

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
Wang DeQun
President and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

